Form 10KSB
period 1999-12-31
PRESTIGE CAPITAL CORP
filed 2000-03-31
CIK 790179

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities  Exchange  Act  of 1934  for  the  fiscal  year  ended
December 31, 1999, or

[ ]   Transition report pursuant to section 13 or 15(d)  of
the  Securities  Exchange act of 1934 for the  transition  period
from        to

                 Commission File No.  33-3583-S

                  PRESTIGE CAPITAL CORPORATION
   (Name of Small Business Issuer as specified in its charter)
                 (Formerly Hood Ventures, Inc.)

            Nevada                          93-0945181
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

     311 South State, Suite 400, Salt Lake City, Utah 84111
      (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (801) 364-9262

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for its most recent fiscal year:  $0.

The   aggregate  market  value  of  voting  stock  held  by  non-
affiliates:   As  of the date this report is filed  there  is  no
public market for the common stock of the issuer, so the aggregate market value of such stock is $0.

As of December 31, 1999, the Registrant had outstanding 9,680,000 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I

1.   Description of Business                                    3

2.   Description of Properties                                  7

3.   Legal Proceedings                                          7

4.   Submission of Matters to a Vote of Security Holders        7

Part II

5.    Market  for  Common Equity and  Related  Stockholder      7
Matters

6.   Management's  Discussion and Analysis  of  Financial       8
     Condition and Results of Operations

7.   Financial Statements                                       8

8.   Changes in and Disagreements with Accountants              8
     on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control       9
     Persons;  Compliance  with  Section  16(a)  of  the
     Exchange Act

10.  Executive Compensation                                    10

11.  Security Ownership of Certain Beneficial Owners  and      10
     Management

12.  Certain Relationships and Related Transactions            12

13.  Exhibits and Reports on Form 8-K                          13

                FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

General

For the past four years the Company has had no active business operations, and has been seeking to acquire an interest in a business with long-term growth potential. The Company was originally formed as a Utah corporation in February 1986. It has been an inactive shell corporation for at least the past 10 years. In January 1999, the stockholders approved a change in domicile of the Company from Utah to Nevada, and in connection therewith a change in the Company's name to Prestige Capital Corporation.

The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

In September of 1999 the Company converted its notes payable in the principal amount of $46,000, accrued interest and services rendered to common stock at the rate of $0.01 per share, or a total of 9,300,000 shares. The holders of the notes were Sonos Management Corporation and Glen Ulmer, an officer and director.

Selection of a Business

The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth", the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments based on a percentage of revenues or product sales volume, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

The  Company  will  not  restrict its search  to  any  particular business,  industry,  or  geographical location,  and  management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company.

The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the
Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

Acquisition of a Business

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's Common Stock held by them at a significant premium over their original investment in the Company. It is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the number of "restricted securities" held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's Common Stock that could result from substantial sales of such shares after the restrictions no longer apply. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company's securities may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving
entity.   In  such event, the shareholders of the  Company  would
retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-
free   treatment  of  certain  business  reorganizations  between corporate  entities  where  one corporation  is  merged  with  or
acquires   the  securities  or  assets  of  another  corporation.
Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of
the  surviving  entity.   Consequently, there  is  a  substantial
possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued
and  outstanding  shares  of  the surviving  entity.   Therefore,
regardless  of the form of the business acquisition,  it  may  be
anticipated   that   stockholders  immediately   prior   to   the
transaction will experience a significant reduction in their percentage of ownership in the Company.

Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

The Company's operation following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in a business. The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

The Company is a development stage company and currently has no employees. Executive officers, who are not compensated for their time contributed to the Company, will devote only such time to the affairs of the Company as they deem appropriate, which is estimated to be approximately 20 hours per month per person. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

               ITEM 2.  DESCRIPTION OF PROPERTIES

The  Company utilizes office space at 311 South State, Suite 400,
Salt  Lake  City, Utah 84111, provided by Lynn Dixon, a principal
shareholder.   The  Company does not pay  rent  for  this  office
space.

                   ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of 1999.

                            PART III

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no public trading market for the Company's common stock for at least the past ten years. Following the filing of this report, the Company will seek out one or more stock brokerage firms to make a market in the Company's common stock and submit an application for quotation of the Company's common stock on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc., or the "Pink Sheets" operated by the National Quotation Bureau. There is no assurance that a trading market in the common stock will be established in the future.

Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

On December 31, 1999, there were approximately 78 holders of record of the Company's Common Stock.

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations

Years Ended December 31, 1999 and 1998

The Company had no revenue during the last two years. The Company had general and administrative expenses of $34,700 in 1999 and $9,355 in 1998. General and administrative expenses during 1999 and 1998 consisted of fees and related expenses associated with reviving the Company. In 1999 and 1998 the
Company recognized interest expense of $2,491 and $2,000, respectively, which represents interest on two obligations, in the principal amount of $26,000 owed to Sonos Management Corporation, and in the principal amount of $20,000 owed to Glen Ulmer. The Company realized a net loss of $37,191 in 1999 and
$11,355 in 1998. The Company does not expect to generate any revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At December 31, 1999, the Company had working capital of $2,623. Management believes its working capital is adequate to meet its immediate needs, but may need additional working capital if it is unable to locate a business venture in which to participate by the end of 2000. The Company's current plan is to handle the administrative and reporting requirements of a public company; and search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business, product, technology or company and there can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires. The
Company's ability to pursue its plan is dependent on the continued forbearance of its affiliated creditors and their willingness to advance additional funds to the Company as needed.

                  ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in the past four years.

                            PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                            PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.


Name                Age  Positions                       Since

Pamela L. Jowett    47   President and Director           1999

Paul W. Nielsen     79   Vice President and Director      1989

George P. Horton    66   Secretary/ Treasurer and         1989
                         Director

All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify.
Officers serve at the discretion of the Board of Directors.

The following is information on the business experience of each director and officer.

Pamela L. Jowett has been self-employed for over the past five years as a nail technician. Ms. Jowett is currently a director of several public companies.

Paul  W.  Nielsen has been retired since 1984.   Mr.  Nielsen  is
currently serving as an officer of Prestige Capital Corporation and Fashion Tech International, Inc.

George R. Horton is a graduate of Brigham Young University in animal husbandry and the University of Utah in secondary education. Currently, Mr. Horton is serving as the chief executive officer of Sonos Management Corporation and MG Inc. and the secretary and treasurer of Fashion Tech International, Inc. and Prestige Capital Corporation, all of which are public companies.

Other Shell Company Activities

Ms. Jowett, Mr. Nielsen and Mr. Horton are currently officers and directors of Fashion Tech International, Inc. Ms. Jowett is an officer and director of Business Valet Services, Inc., First Growth Investors, Inc., and Digital Home Theater Systems, Inc. Mr. Horton is an officer and director of MG Inc. All of the aforementioned companies are shell corporations seeking a business acquisition and are non-reporting, publicly held corporations, except for Fashion Tech International, Inc., which is a reporting company. The possibility exists that one or more of the officers and directors of the Company could become officers and/or directors of other shell companies in the future, although they have no intention of doing so at the present time. Certain conflicts of interest are inherent in the participation of the Company's officers and directors as management in other shell companies, which may be difficult, if not impossible, to resolve in all cases in the best interests of the Company. Failure by management to conduct the Company's business in its best interests may result in liability of management of the Company to the shareholders.

                ITEM 10.  EXECUTIVE COMPENSATION

The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the common stock currently held by them in connection with any future participation by the Company in a business. There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

On acquisition of a business, it is possible that current management will resign and be replaced by persons associated with the business acquired, particularly if the Company participates in a business by effecting a stock exchange, merger, or consolidation. In the event that any member of current management remains after effecting a business acquisition, that member's time commitment and compensation will likely be adjusted based on the nature and location of such business and the services required, which cannot now be foreseen.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

The following table sets forth as of October 1, 1999, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                  Common              Percent of
                                  Shares                Class

Principal Stockholders

Lynn Dixon                        930,600                9.6
311 S. State Street, Suite 465
Salt Lake City, UT 84111

Sonos Management Corporation. (1) 668,900                6.9
1340 East 1300 North
Springville, UT 84663

Melissa Epperson                  834,600                8.6
34 North Fox Hill Road
North Salt Lake, UT 84054

Pam Jowett                        834,600                8.6
2508 South 1300 East
Salt Lake City, UT 84106

Trinity American Corporation      834,600                8.6
800 Kings Hwy. North, Suite 900
Cherry Hill, NJ 08034

D. Greg Steinicke                907,620                9.4
5616 South 2775 West
Salt Lake City, UT 84118

James Purser                     907,620                9.4
3353 South 1300 East
Salt Lake City, UT 84106

L Mark Pratt                     907,620                9.4
485 West 4800 South
Salt Lake City, UT 84123

Clair Olson                      907,620                9.4
768 Gull Avenue
Foster City, CA 94404

Jason F. Williams                907,620                9.4
544 South 50 West
Farmington, UT 84025

Robsal, Inc.                     834,600                8.6
2472 Broadway, Suite 137
New York, NY 10025

Officers and Directors

Pamela L. Jowett                 834,600                8.6

Paul W. Nielsen                   15,000                0.15

George R. Horton (1)             678,900                 .10

All officers and directors as                           7.15
 A group (3 persons)

(1)   Mr.  Horton  is  the President and sole director  of  Sonos
Management  Corporation, but is not a stockholder.   Accordingly,
Mr. Horton may be deemed to have shared voting and investment control of such shares.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Glen R. Ulmer, a former officer and director of the Company, made a loan to the Company in 1999 in the amount of $20,000. The loan bears interest at the rate of eight percent per annum and is payable on demand. Additional loans were made to the Company in 1989 and 1998 by Sonos Management Corporation in the amount of $26,000, which are payable on demand and bear interest at the rate of eight percent per annum. The proceeds of the loans were and will be used to revive the Company and cover the costs associated with bringing its reporting obligations under the Securities Exchange Act of 1934 current.

In September 1999 Sonos Management Corporation and Glen Ulmer converted the principal amount of their notes and accrued interest to common stock at a conversion rate of $0.01 per share, or a total of 9,300,000. As a result of the transactions, these parties acquired approximately 96.2% of the issued and outstanding common stock of the Company. Subsequent to the note conversions, Sonos Management Corporation and Glen Ulmer sold a portion of the shares received in privately negotiated transactions to 10 persons, who are listed under "Item 11. Security Ownership of Certain Beneficial Owners and Management."

                            ITEM 13.
                EXHIBITS AND REPORTS ON FORM 8-K

      Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibits.

Exhibit    SEC Ref.    Title of Document                     Location
  No.      No.

  1      (3)(i)  Articles of Incorporation                       *

  2     (3)(ii)  By-Laws                                         *

  3       (2)    Articles of Merger                              *

  4       (10)   Promissory  Note/  Sonos   (formerly            *
                 Southwick, Inc.)
  5       (10)   Promissory  Note/  Sonos  Management            *
                 Corp.
  6       (10)   Promissory Note/ Ulmer                          *

  7       (27)   Financial Data Schedules                       **

* These exhibits are incorporated herein by this reference to the Company's Annual Report on Form 10-KSB for the year ended
December 31, 1998, filed with the Securities and Exchange
Commission on November 29, 1999.

**    The  Financial  Data  Schedule is  presented  only  in  the electronic filing with the Securities and Exchange Commission.

FORM 8-K FILINGS

No reports on Form 8-K were filed in the last calendar quarter of 1999.

                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PRESTIGE CAPITAL CORPORATION


Date: March 30, 2000              By:/s/ Pamela L. Jowett
                                         Pamela L. Jowett, President

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 30, 2000            /s/ Pamela L. Jowett
                                     Pamela L. Jowett, Director


Dated: March 30, 2000            /s/ Paul W. Nielsen
                                     Paul W. Nielsen, Director


Dated: March 30, 2000            /s/ George R. Horton
                                     George R. Horton, Director

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)

                      Financial Statements

                   December 31, 1999 and 1998

                            CONTENTS


Independent Auditors' Report                                  F-2

Balance Sheet                                                 F-3

Statements of Operations                                      F-4

Statements of Stockholders' Equity                            F-5

Statements of Cash Flows                                      F-8

Notes to the Financial Statements                            F-11

                INDEPENDENT AUDITORS' REPORT


The Board of Directors
Prestige Capital Corporation
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Prestige Capital Corporation (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and from inception on February 7, 1986 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prestige Capital Corporation (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and from inception on February 7, 1986 through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in the Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Jones, Jensen & Company
Salt Lake City, Utah
February 21, 2000

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
                          Balance Sheet


                             ASSETS

                                                               December 31,
                                                                   1999

CURRENT ASSETS

 Cash                                                         $    3,066

  Total Current Assets                                             3,066

  TOTAL ASSETS                                                $    3,066


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                                            $      443

  Total Current Liabilities                                         443

  Total Liabilities                                                 443

STOCKHOLDERS' EQUITY

Common stock authorized:  50,000,000 common shares at $0.001
 par value; 9,680,000 shares issued and outstanding               9,680
Capital in excess of par value                                  352,287
Deficit accumulated during the development stage               (359,344)

  Total Stockholders' Equity                                      2,623

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    3,066

 The accompanying notes are an integral part of these financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
                    Statements of Operations

                                                                   From
                                                               Inception on
                                               For the           February 7,
                                            Years Ended        1986 Through
                                            December 31,         December 31,
                                       1999            1998          1999

REVENUES                             $      -       $     -      $      -

EXPENSES

 General and administrative            34,700         9,355        87,922
 Interest expense                       2,491         2,000        21,422

  Total Expenses                       37,191        11,355       109,344

DISPOSAL OF ASSETS                          -             -       250,000

NET LOSS                           $  (37,191)    $ (11,355)     (359,344)

BASIC LOSS PER SHARE               $    (0.01)    $   (0.03)

WEIGHTED AVERAGE NUMBER
 OF SHARES                          3,480,000       370,000


 The accompanying notes are an integral part of these financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
               Statements of Stockholders' Equity

                                                                      Deficit
                                                                    Accumulated
                                                         Capital in   During the
                                         Common Stock     Excess of  Development
                                        Shares   Amount   Par Value     Stage

Balance from inception on
 February  7, 1986                           -  $       -  $       - $       -

February 7, 1986, common stock
 issued to officers at $0.003 per
 share for cash                      1,500,000      1,500      3,500         -

March 16, 1987, common stock
 issued to public at $1.67 per
 share for cash                       150,000         150    249,850         -

Stock issuance costs                        -           -    (46,133)        -

Reduction of insider shares        (1,400,000)     (1,400)     1,400         -

July 21, 1989, common stock
 issued to shareholder at $0.50
 per share for film recorded at
 predecessor cost                     120,000         120     59,880         -

Net loss for the period from
 inception on February 7, 1986
 through  December 31, 1995                 -           -          -  (306,798)

Balance, December 31, 1995            370,000         370     268,497 (306,798)

Net loss for the year ended
  December  31,  1996                       -           -           -   (2,000)

Balance, December 31, 1996            370,000         370     268,497 (308,798)

Net loss for the year ended
  December  31,  1997                       -           -          -    (2,000)

Balance, December 31, 1997            370,000    $    370  $ 268,497 $(310,798)

 The accompanying notes are an integral part of these financial statements.

                 PRESTIGE CAPITAL CORPORATION
                 (A Development Stage Company)
        Statements of Stockholders' Equity (Continued)


                                                                       Deficit
                                                                     Accumulated
                                                        Capital in   During the
                                        Common Stock     Excess of   Development
                                    Shares      Amount   Par Value      Stage

Balance, December 31, 1997         370,000    $    370  $  268,497  $ (310,798)

December 31, 1998, common
 stock issued for cash at $0.01
 per share                          10,000         10          90            -

Net loss for the year ended
 December 31, 1998                       -          -           -      (11,355)

Balance, December 31, 1998         380,000        380     268,587     (322,153)

September 14, 1999, common
 stock issued for debt and
 services at $0.01 per share     9,300,000      9,300     83,700             -

Net loss for the year ended
 December 31, 1999                       -          -          -       (37,191)

Balance, December 31, 1999       9,680,000   $  9,680  $ 352,287   $  (359,344)

The accompanying notes are an integral part of these financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
                    Statements of Cash Flows

                                                                      From
                                                                   Inception on
                                                  For the           February 7,
                                                Years Ended       1986 Through
                                               December 31,       December 31,
                                            1999         1998          1999

CASH FLOWS FROM OPERATING
 ACTIVITIES

Net loss                                    $ (37,191)  $ (11,355) $  (359,344)
Adjustments to reconcile net loss to net
 cash provided (used) by operating activities:
Loss from disposal of assets                        -           -      250,000
Stock issued for services                      25,521           -       25,521
Changes in operating assets and
 liability accounts:
 Increase (decrease) in accounts payable       (7,912)      8,355          443
 Increase (decrease) in accrued interest        2,548       2,000       21,479
 (Increase) in inventory                            -           -     (165,000)

  Net Cash (Used) by Operating Activities     (17,034)     (1,000)    (226,901)

CASH FLOWS FROM INVESTING ACTIVITIES                -           -            -

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from notes payabl -related party     20,000       1,000       21,000
 Issuance of common stock for cash                  -         100      208,967

 Net Cash Provided by Financing Activities     20,000       1,100      229,967

NET INCREASE (DECREASE) IN CASH                 2,966         100        3,066

CASH AT BEGINNING OF PERIOD                       100           -            -

CASH AT END OF PERIOD                       $   3,066     $   100   $    3,066

CASH PAYMENTS FOR:

 Income taxes                               $       -     $     -   $        -
 Interest                                   $       -     $     -   $        -

NON-CASH FINANCING ACTIVITIES:

 Issuance of stock for inventory            $       -     $     -   $   60,000
 Issuance of note payable for inventory     $       -     $     -   $   25,000
 Issuance of stock for notes payable and
   accrued interest                         $  67,479     $     -   $   67,479
 Issuance of stock for services             $  25,521     $     -   $   25,521

 The accompanying notes are an integral part of these financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 1999

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Organization

       Prestige Capital Corporation (the Company) was originally incorporated on February 7, 1986, as a Utah Corporation under the name of Hood Ventures, Inc.

       On December 31, 1998, the name was changed to Prestige Capital Corporation. On December 31, 1998, Hood Ventures, Inc. of Utah merged with Prestige Capital Corporation, a Nevada corporation, leaving the Nevada corporation as the surviving company.

       Currently,   the   Company  is  seeking   new   business
       opportunities believed to hold a potential profit or to merge with an existing company and is classified as a development stage company.

       b.  Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted a December 31 year end.

       c.  Basic Loss Per Share

       The computation of basic (loss) per share of common stock
       is based on the weighted average number of shares issued
       and  outstanding  during  the period  of  the  financial
       statements as follows:
                                                           December 31,
                                                    1999               1998

       Numerator - loss                         $  (37,191)        $  (11,355)
       Denominator - weighted average number of
         shares outstanding                      3,480,000            370,000

       Loss per share                           $    (0.01)        $    (0.03)

       d.  Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       e.  Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       f.  Provision for Taxes

       At December 31, 1999, the Company had net operating loss carryforwards of approximately $359,000 that may be
       offset  against future taxable income through 2019.   No
       tax   benefit   has  been  reported  in  the   financial
       statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 2 -RELATED PARTY TRANSACTIONS

       From time to time, the Company borrows money from its officers and directors as a necessary part of funding the
       Company's  continuing  operations.   These  transactions
       often show up as related party balances on the Company's books. The terms of these transactions are equivalent to those of arms-length transactions.

       On July 21, 1989, 120,000 shares of common stock were issued to officers and directors of the Company for the purchase of a film.

       On September 14, 1999, 9,300,000 shares of common stock were issued to related parties in exchange for debt of $67,479 and services valued at $25,521.

NOTE 3 -GOING CONCERN

       The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek
       a  merger with an existing, operating company.   In  the
       interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - REVERSE STOCK SPLIT

       On May 12, 1987, the Board of Directors of the Company approved a 150-for-1 forward stock split and on December 15, 1998, the Board of Directors of the Company approved a 1-for-500 reverse stock split while retaining the authorized shares at 50,000,000 and retaining the par value at $0.001. This change has been applied to the financial statements on a retroactive basis back to inception of the Company.