Form 10QSB
period 2000-03-31
PRESTIGE CAPITAL CORP
filed 2000-05-11
CIK 790179

4
             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                  Commission File No. 33-3583-S

                  PRESTIGE CAPITAL CORPORATION
  (Exact name of small business issuer as specified in its charter)

            Nevada                          93-0945181
(State or other jurisdiction of    (IRS Employer Identification No.)
 incorporation or organization)

     311 South State, Suite 400, Salt Lake City, Utah  84111
             (Address of principal executive offices)

                         (310) 473-0213
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE  ONLY  TO ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State  the number of shares outstanding of each of the  issuer's
classes  of  common  equity, as of March  31,  2000:   9,680,000
shares of common stock.


Transitional Small Business Format:  Yes [   ]  No [ X ]

                          FORM 10-QSB
                  PRESTIGE CAPITAL CORPORATION

                              INDEX
                                                       Page

PART I.   Financial Information                           3

          Balance  Sheets  -  March  31,  2000  and       4
          December 31, 1999
                                                          5
          Statements  of Operations - Three  Months
          Ended  March  31,  2000  and  1999,   and
          Inception to March 31, 2000                     6

          Statements  of Cash Flows - Three  Months
          Ended  March  31,  2000  and  1999,   and       7
          Inception to March 31, 2000
                                                          8
          Notes     to    Consolidated    Financial
          Statements

          Management's Discussion and  Analysis  of
          Financial Condition

PART II.  Other Information                              10

          Signatures                                     11

                             PART I.
                      Financial Information

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                         March  31,         December 31,
                                         2000                   1999

CURRENT ASSETS

 Cash                                    $    1,689           $3,066

  Total Current Assets                        1,689            3,066

  TOTAL ASSETS                           $    1,689           $3,066


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                        $    -           $     443

  Total Current Liabilities                   -                 443

  Total Liabilities                           -                 443

STOCKHOLDERS' EQUITY

 Common stock authorized:  50,000,000
  common shares at $0.001 par value;
  9,680,000 and 9,680,000 shares
  issued and outstanding, respectively    9,680              9,680
 Capital  in excess of par value        352,287            352,287
 Deficit accumulated during the
  development stage                    (360,278)          (359,344)

  Total Stockholders' Equity              1,689              2,623

  TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                             $   1,689            $ 3,066



    See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                    PRESTIGE CAPITAL CORPORATION
                    (A Development Stage Company)
                      Statements of Operations


                                                                     From
                                                             Inception on
                                   For the                     February 7,
                               Three Months Ended            1986 Through
                                   March 31,                     March 31,
                               2000          1999                    2000

REVENUES                       $   -        $   -              $   -

EXPENSES

 General and administrative      934        2,976               88,856
 Interest expense                  -          801               21,422

   Total Expenses                934        3,777              110,278

DISPOSAL OF ASSETS                 -            -              250,000

NET LOSS                       $(934)     $(3,777)          $ (360,278)

BASIC LOSS PER SHARE          $(0.00)     $ (0.01)

WEIGHTED AVERAGE NUMBER
  OF SHARES                9,680,000      380,000


  See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
                    Statements of Cash Flows

                                                                 From
                                                                 Inception on
                                              For the            February 7,
                                         Three Months Ended      1986 Through
                                              March 31,          March 31,
                                          2000        1999            2000

CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                              $  (934)    $ (3,777)     $ (360,278)
 Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
Loss from disposal of assets                 -            -         250,000
  Stock issued for services                  -            -          25,521
 Changes in operating assets and liability
  accounts:
  Increase (decrease) in accounts payable (443)      (8,355)              -
  Increase in accrued interest               -          801          21,479
  (Increase) in inventory                    -            -        (165,000)

   Net Cash (Used) by Operating
     Activities                         (1,377)     (11,331)       (228,278)

CASH FLOWS FROM INVESTING ACTIVITIES         -            -               -

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from notes payable -
  related party                              -       20,000          21,000
  Issuance of common stock for cash - net    -            -         208,967

  Net Cash Provided by Financing Activities  -       20,000         229,967

NET INCREASE (DECREASE) IN CASH         (1,377)       8,669           1,689

CASH AT BEGINNING OF PERIOD              3,066          100               -

CASH AT END OF PERIOD                $   1,689     $  8,769         $ 1,689

CASH PAYMENTS FOR:

   Income taxes                      $       -     $      -        $      -
   Interest                          $       -     $      -        $      -

NON-CASH FINANCING ACTIVITIES:

  Issuance of stock for inventory    $       -     $      -        $ 60,000
 Issuance of note payable for
   inventory                         $       -     $      -        $ 25,000


  See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
              March 31, 2000 and December 31, 1999

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

       c.  Basic Loss Per Share

       The computation of basic (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:
                                         For the Three Months Ended
                                                March 31,
                                             2000          1999

     Numerator - loss                     $   (934)      $ (3,777)
     Denominator - weighted average
       number of shares  outstanding     9,680,000        380,000

       Loss per share                    $   (0.00)     $  (0.01)

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

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                        December 31, 1999


NOTE 1  -  SUMMARY  OF  SIGNIFICANT ACCOUNTING POLICIES (Continued)

       f.  Provision for Taxes

       At  March  31,  2000,  the  Company  had  net  operating  loss carryforwards of approximately $360,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 2 -  RELATED PARTY TRANSACTIONS

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

NOTE 3 - GOING CONCERN

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION

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

Three Month periods Ended March 31, 2000 and 1999

The Company had no revenue from continuing operations for the three-month periods ended March 31, 2000 and 1999.

General and administrative expenses for the three month periods ended March 31, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $934 and $2,976 for the three-month periods ended March 31, 2000 and 1999, respectively.

Interest expense in the three-month periods ended March 31, 2000 and 1999, was $0 and $801, respectively.
As a result of the foregoing factors, the Company realized a net loss of $934 for the three months ended March 31, 2000, as compared to a net loss of $3,777 for the same period in 1999.

Liquidity and Capital Resources

At March 31, 2000, the Company had working capital of approximately $1,689, as compared to $3,066 at December 31, 1999.

Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a pubic company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition I the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                   PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended
March 31, 2000 (Exhibit ref. No. 27).

                           SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PRESTIGE CAPITAL CORPORATION


Date: 5/9/00                  By: /s/ Pamela L. Jowett, President