Form 10QSB
period 2000-06-30
PRESTIGE CAPITAL CORP
filed 2000-08-09
CIK 790179

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2000: 9,680,000 shares of common stock.


Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                  PRESTIGE CAPITAL CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information                           3

          Balance  Sheets  -  June  30,  2000   and
          December 31, 1999                               3

          Statements  of Operations - Three  Months
          and Six
          Months Ended June 30, 2000 and 1999, and
          Inception to June 30, 2000                      4

          Statements  of Cash Flows - Three  months
          and Six
          Months Ended June 30, 2000 and 1999, and
          Inception to June 30, 2000                      5

          Notes     to    Consolidated    Financial
          Statements                                      6

          Management's Discussion and  Analysis  of
          Financial Condition                             8

PART II.  Other Information                               9

          Signatures                                      9

                             PART I.
                      Financial Information

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                           June 30,   December 31,
                                             2000         1999
                                          (Unaudited)

CURRENT ASSETS

 Cash                                   $      936     $   3,066

  Total Current Assets                         936         3,066

  TOTAL ASSETS                          $      936     $   3,066

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                       $    3,275      $    443

  Total Current Liabilities                  3,275           443

  Total Liabilities                          3,275           443

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock authorized: 50,000,000 common
  shares at 40.001 par value; 9,680,000 and
  9,680,000 shares issued and outstanding,
  respectively                               9,680         9,680
 Capital in excess of par value            352,287       352,287
 Deficit accumulated during the development
   stage                                  (364,306)     (359,344)

  Total Stockholders' Equity (Deficit)      (2,339)        2,623

  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)       $      936      $  3,066

                      PRESTIGE CAPITAL CORPORATION
                      (A Development Stage Company)
                        Statements of Operations
                               (Unaudited)

                                                                      From
                                                                   Inception on
                                   For the          For the        February 7,
                            Three Months Ended  Six Months Ended   1986 Through
                                 June 30,          June 30,          June 30,
                              2000      1999    2000       1999        2000

REVENUES                   $     -   $     -  $     -   $      -    $     -

EXPENSES

 General and administrative  4,028     2,525    4,962      5,501     92,884
 Interest expense                -       920        -      1,721     21,422

  Total Expenses             4,028     3,445    4,962      7,222    114,306

DISPOSAL OF ASSETS               -         -        -          -    250,000

NET LOSS                  $ (4,028) $ (3,445) $(4,962)  $ (7,222) $(364,306)

BASIC LOSS PER SHARE      $  (0.00) $  (0.01) $ (0.00)  $  (0.02)

WEIGHTED AVERAGE NUMBER
 OF SHARES               9,680,000   380,000 9,680,000   380,000

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
                    Statements of Cash Flows
                           (Unaudited)


                                                                        From
                                                                   Inception on
                                     For the          For the      February 7,
                              Three Months Ended  Six Months Ended 1986 Through
                                    June 30,          June 30,        June 30,
                               2000        1999   2000      1999       2000

CASH FLOWS FROM OPERATING
 ACTIVITIES

 Net loss                  $ (4,028) $ (3,445) $ (4,962)  $(7,222)  $(364,306)
 Adjustments to reconcile net loss to
  net cash provided (used) by
  operating activities:
  Loss from disposal of assets    -         -         -         -     250,000
  Stock issued for services       -         -         -         -      25,521
 Changes in operating assets and
  liability accounts:
  Increase (decrease) in accounts
   payable                    3,275         -     2,832    (8,355)      3,275
  Increase (decrease) in accrued
   interest                       -       920         -     1,721      21,479
  (Increase) in inventory         -         -         -         -    (165,000)

  Net Cash (Used) by Operating
    Activities                 (753)   (2,525)   (2,130)  (13,856)   (229,031)

CASH FLOWS FROM INVESTING
 ACTIVITIES                       -         -         -         -           -

CASH FLOWS FROM FINANCING
 ACTIVITIES

 Proceeds from notes payable
   - related party                -         -         -    20,000      21,000
 Issuance of common stock for
   cash                           -         -         -         -     208,967

 Net Cash Provided by Financing
  Activities                      -         -         -    20,000     229,967

NET INCREASE (DECREASE) IN CASH (753)  (2,525)   (2,130)    6,144         936

CASH AT BEGINNING OF PERIOD    1,689    6,244     3,066       100           -

CASH AT END OF PERIOD        $   936  $ 3,719    $  936    $6,244     $   936

CASH PAYMENTS FOR:

 Income taxes                $     -  $     -    $    -    $    -     $     -
 Interest                    $     -  $     -    $    -    $    -     $     -

NON-CASH FINANCING ACTIVITIES

Issuance of stock for
   inventory                 $     -  $     -    $    -    $    -     $60,000
Issuance of note payable for
  inventory                  $     -  $     -    $    -    $    -      25,000
 Issuance of stock for notes
  payable and accrued
  interest                   $     -  $     -    $    -    $    -     $67,479
 Stock issued for services   $     -  $     -    $    -    $    -     $25,521

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
                     June 30, 2000 and 1999


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

       c.  Basic Loss Per Share

       The  computation of basic (loss) per share of common stock is  based on the weighted average number of shares  issued
       and   outstanding  during  the  period  of  the  financial
       statements as follows:
                                              For the Six Months Ended
                                                      June 30,
                                               2000              1999

       Numerator - loss                      $ (4,962)        $ (7,232)
       Denominator - weighted average number
        of shares outstanding               9,680,000          380,000

       Loss per share                        $  (0.00)        $  (0.02)

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

                  PRESTIGE CAPITAL CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2000 and December 31, 1999

NOTE  1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       f.  Provision for Taxes

       At June 30, 2000, the Company had net operating loss carryforwards of approximately $364,000 that may be offset against future taxable income through 2019. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

       g.  Unaudited Financial Statements

       The  accompanying  unaudited financial statements  include
       all   of   the  adjustments  which,  in  the  opinion   of
       management,  are necessary for a fair presentation.   Such
       adjustments are of a normal recurring nature.

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

Six Month periods Ended June 30, 2000 and 1999

The Company had no revenue from continuing operations for the three-month periods ended June 30, 2000 and 1999.

General and administrative expenses for the six month periods ended June 30, 2000 and 1999, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $4,962 and $5,501 for the three-month periods ended June 30, 2000 and 1999, respectively.

Interest expense in the six-month periods ended June 30, 2000 and 1999, was $0 and $1,721, respectively.
As a result of the foregoing factors, the Company realized a net loss of $4,962 for the six months ended June 30, 2000, as compared to a net loss of $7,222 for the same period in 1999.

Liquidity and Capital Resources

At June 30, 2000, the Company had a working capital deficit of $2,339, as compared to $2,623 at December 31, 1999.

The Company has not made any arrangements to obtain additional capital to fund operations. The only potential sources of capital to the Company are loans or proceeds from the sale of common shares. Unless the Company can obtain additional capital over the next several months, its ability to continue in operation is doubtful. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a pubic company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition I the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                   PART II.  OTHER INFORMATION

Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

Exhibits: Included only with the electronic filing of this report is the Financial Data Schedule for the three month period ended
June 30, 2000 (Exhibit ref. No. 27).

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PRESTIGE CAPITAL CORPORATION


Date: August 4, 2000          By: /s/ Pamela L. Jowett, President