Form 10QSB
period 2000-09-30
PRESTIGE CAPITAL CORP
filed 2000-11-14
CIK 790179

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                  Commission File No. 33-3583-S

                  PRESTIGE CAPITAL CORPORATION
     (Exact name of small business issuer as specified in its
                            charter)

            Nevada                          93-0945181
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)                 No.)

     311 South State, Suite 400, Salt Lake City, Utah  84111
             (Address of principal executive offices)

                         (801) 364-9262
                   (Issuer's telephone number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State  the number of shares outstanding of each of the  issuer's
classes  of common equity, as of September 30, 2000:   9,680,000
shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                  PRESTIGE CAPITAL CORPORATION

                              INDEX

                                                       Page

PART I.   Financial Information                           3

          Balance  Sheets - September 30, 2000  and       3
          December 31, 1999

          Statement  of  Operations - Three  Months       4
          and Nine Months Ended September 30, 2000 and
          1999, and Inception to September 30, 2000

          Statement  of  Cash Flows - Three  months       5
          and Nine Months Ended September 30, 2000 and
          1999, and Inception to September 30, 2000

          Notes to Consolidated Financial Statements      6

          Management's Discussion and  Analysis  of
          Financial Condition                             9
          or Plan of Operation

PART II.  Other Information                              10

          Signatures                                     11

                             PART I.
                      Financial Information

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

                    CONDENSED BALANCE SHEETS

                           [Unaudited]

                             ASSETS

                                        September 30, December 31,
                                             2000         1999
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $      194   $    3,066
                                         ___________  ___________
        Total Current Assets                     194        3,066
                                         ___________  ___________
                                          $      194   $    3,066
                                        ____________ ____________

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $        -   $      443
  Accounts payable - related party             4,011            -
                                         ___________  ___________
        Total Current Liabilities              4,011          443
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   9,680,000 shares issued and
   outstanding                                 9,680        9,680
  Capital in excess of par value             352,287      352,287
  Deficit accumulated during the
    development stage                      (365,784)    (359,344)
                                         ___________  ___________
    Total Stockholders' Equity (Deficit)     (3,817)        2,623
                                         ___________  ___________
                                          $      194   $    3,066
                                        ____________ ____________

Note: The Balance Sheet as of December 31, 1999, was taken from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]


               CONDENSED STATEMENTS OF OPERATIONS

                           [Unaudited]


                                                                    From
                             For the Three       For the Nine   Inception on
                              Months Ended       Months Ended    February 7,
                              September 30,      September 30,  1986,Through
                            ___________________________________ September 30,
                               2000     1999      2000    1999      2000
                            _______________________________________________

REVENUE                       $     - $      - $      - $     -  $      -

COST OF SALES                       -        -        -       -         -
                            _______________________________________________

GROSS PROFIT                        -        -        -       -         -

EXPENSES:
  General and Administrative    1,477    1,041    6,440   6,542    94,362
  Interest expense                  -      770        -   2,491    21,422
                            _______________________________________________

LOSS FROM OPERATIONS           (1,477)  (1,811)  (6,440) (9,033) (115,784)
                            _______________________________________________

OTHER EXPENSE:
  Loss from disposal of assets      -        -        -       -   250,000
                            _______________________________________________

      Total Other (Expense)         -        -        -       -   250,000
                            _______________________________________________

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES          (1,477)  (1,811)  (6,440) (9,033) (365,784)

CURRENT TAX EXPENSE                 -        -        -       -         -

DEFERRED TAX EXPENSE                -        -        -       -         -
                            _______________________________________________

NET LOSS                      $(1,477) $(1,811) $(6,440) $(9,033) $(365,784)
                            ________________________________________________


LOSS PER COMMON SHARE         $  (.00) $  (.00) $  (.00) $  (.01)  $   (.33)
                            ________________________________________________



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

               CONDENSED STATEMENTS OF CASH FLOWS

                           [Unaudited]

                                                                     From
                                                For the Nine     Inception on
                                                Months Ended      February 7,
                                                September 30,    1986, Through
                                                _________________ September 30,
                                                     2000   1999     2000
                                                _____________________________

Cash Flows From Operating Activities:
 Net loss                                       $ (6,440) $(9,033) $ (365,784)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Loss from disposal of assets                        -        -     250,000
   Stock issued for services                           -        -      25,521
   Changes is assets and liabilities:
    Increase in accounts payable - related party   4,011        -       4,011
    (Decrease) in accounts payable                  (443)  (8,355)          -
    Increase in accrued interest                       -    2,491      21,479
    (Increase) in inventory                            -        -    (165,000)
                                                 ____________________________

     Net Cash Provided (Used) by
      Operating Activities                        (2,872) (14,897)   (229,773)
                                                 ____________________________

Cash Flows From Investing                              -        -           -
                                                 ____________________________

    Net Cash Flows (Used) by Investing Activities      -        -           -
                                                 ____________________________

Cash Flows From Financing Activities:
 Proceeds from notes payable - related party           -   20,000      21,000
 Issuance of common stock                              -        -     208,967
                                                 ____________________________

     Net Cash Provided by Financing Activities         -   20,000     229,967
                                                 ____________________________

Net Increase (Decrease) in Cash                   (2,872)   5,103         194

Cash at Beginning of Period                        3,066      100           -
                                                 ____________________________

Cash at End of Period                            $   194  $ 5,203   $     194
                                                 ____________________________

Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                                      $    -   $    -    $       -
   Income taxes                                  $    -   $    -    $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the periods ended September 30, 2000
     None

  For the periods ended September 30, 1999
     None.

 The accompanying notes are an integral part of these financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Nevada on February 7, 1986 as a Utah corporation under the name of Hood Ventures, Inc. On December 31, 1998, the name was changed to Prestige Capital Corporation. On December 31, 1998, Hood Ventures, Inc. of Utah merged with Prestige Capital Corporation, a Nevada Corporation, leaving the Nevada Corporation as the surviving company. The Company currently has no ongoing operations and is considered a development stage company as defined in SFAS No. 7. The company is currently seeking business opportunities or potential business acquisitions.

  Loss  Per  Share  - The computation of loss per share  of  common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 4].

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31 1999 audited financial statements. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2000 the Company has available unused operating loss carryforwards of approximately $365,000, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $124,000 as of September 30, 2000 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,000 during the nine months ended September 30, 2000.

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods ended September 30, 2000 and 1999 the Company did not pay any compensation to any officer/directors of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS


NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and nine months ended September 30, 2000 and 1999 and from inception on February 7, 1986 through September 30, 2000:

                                                                    From
                                For the Three   For the Nine    Inception on
                                Months Ended   Months Ended      February 7,
                                September 30,  September 30,    1986, Through
                               _________________________________ September 30,
                               2000     1999    2000    1999         2000
                               _____________________________________________

Loss from continuing operations
 available to common stock
 holders (numerator)         $(1,477) $(1,811) $(6,440) $(9,033)  $(365,784)
                               _____________________________________________

Weighted average number of
  common shares outstanding
  used in earnings per share
  during the period          9,680,000 1,997,391 9,680,000 925,055 1,115,951
                              _____________________________________________


  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company, has incurred losses since its inception, has insufficient working capital, and has no on-going operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      OR PLAN OF OPERATION

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

Three Months Ended September 30, 2000 and 1999

The Company had no revenue from continuing operations for the three-month period that ended September 30, 2000 and 1999.

The Company had general and administrative expenses of $1,477 and $1,041 for the three months ended September 30, 2000 and 1999, respectively; which consisted of general corporate administration, legal and professional expenses, plus accounting and auditing costs.

Interest  expense for the three-months ended September  30,  2000 and 1999, was $0 and $770, respectively.

As a result of the foregoing factors, the Company realized a net loss of $1,477 for the three months ended September 30, 2000, as compared to a net loss of $1,811 for the same period in 1999.

Nine Months Ended September 30, 2000 and 1999

The Company had no revenue from continuing operations for the nine-month period that ended September 30, 2000 and 1999.

The Company had general and administrative expenses of $6,440 and $6,542 for the nine months ended September 30, 2000 and 1999, respectively; which consisted of general corporate administration, legal and professional expenses, plus accounting and auditing costs.

Interest expense for the nine-months ended September 30, 2000 and 1999, was $0 and $2,491, respectively.

As a result of the foregoing factors, the Company realized a net loss of $6,440 for the nine months ended September 30, 2000, as compared to a net loss of $9,033 for the same period in 1999

Liquidity and Capital Resources

At September 30, 2000, the Company had a working capital deficit of $3,817, as compared to a working capital of $2,623 at December 31, 1999. The decrease in working capital is due to the past three quarters general and administrative expenses without any cash inflow.

The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management will attempt to raise capital for its current operational needs through debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                   PART II.  OTHER INFORMATION

Changes in Registrant's Certifying Accountant

The independent auditors of the Company for the years ended December 31, 1999 and 1998 were HJ & Associates, LLC, formerly Jones Jensen & Company ("HJ"). On November 10, 2000, the Company terminated the engagement of HJ as its independent auditors. The accounting firm of Pritchett, Siler & Hardy, P.C. ("PSH") has been approved by the Board of Directors of the Company to serve as independent auditors of the Company for the year ending December 31, 2000. The Company has been advised that neither PSH nor any of its members or associates has any relationship with the Company or any of its affiliates, except in the firm's proposed capacity as the Company's independent auditors.

During the fiscal years ended December 31, 1999 and 1998, and from that date to the present, the financial statements of the Company did not contain any adverse opinion or disclaimer of opinion from the Company's former independent auditors, and were not modified as to uncertainty, audit scope, or accounting principles, except the reports issued by HJ contained a statement expressing doubt about the ability of the Company to continue as a going concern due to its status as a development stage company with no significant operating results. During the two year period ended December 31, 1999, and from that date to the present, there were no disagreements with the former independent auditors on any matter of accounting principles, financial statement disclosure, or auditing scope or procedure which, if not resolved to the former independent auditor's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its audit report.

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:  Included as exhibits to this report are the following:

Exhibit No. 1   Exhibit Reference No. 16    Letter on Change in
                                            Certifying Accountant
Exhibit No. 2   Exhibit Reference No. 27    Financial Data Schedule

REPORTS ON FORM 8-K:  None

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PRESTIGE CAPITAL CORPORATION

Date:  November 14, 2000           By /s/ Pamela L. Jowett, President