Form 10KSB
period 2000-12-31
PRESTIGE CAPITAL CORP
filed 2001-04-02
CIK 790179

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
December 31, 2000, or

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

The aggregate market value of voting stock held by non-affiliates: As of the date this report is filed there is no public market for the common stock of the issuer, so the aggregate market value of such stock is $0.

As of December 31, 2000, the Registrant had outstanding 9,680,000 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I

1.   Description of Business                                           3

2.   Description of Properties                                         7

3.   Legal Proceedings                                                 7

4.   Submission of Matters to a Vote of Security Holders               7

Part II

5.   Market for Common Equity and Related Stockholder Matters          7

6.   Management's Discussion and Analysis of Financial Conditions      8
      and Results of Operations

7.   Financial Statements                                              9

8.   Changes in and Disagreements with Accountants                     9
       on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control              9
       Persons; Compliance with Section 16(a) of the Exchange Act

10.  Executive Compensation                                           10

11.  Security Ownership of Certain Beneficial Owners and Management   10

12.  Certain Relationships and Related Transactions                   12

13.  Exhibits and Reports on Form 8-K                                 12

Signatures                                                            13

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

In September of 1999 the Company converted its notes payable in the principal amount of $46,000, accrued interest and services rendered to common stock at the rate of $0.01 per share, or a total of 9,300,000 shares. The holders of the notes were Sonos Management Corporation and Glen Ulmer.

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

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 50% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 50% of the issued and outstanding shares of the surviving entity. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

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

No matter was submitted to a vote of security holders in the fourth quarter of 2000.

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

On December 31, 2000, there were approximately 80 holders of record of the Company's Common Stock.

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION
                    AND RESULTS OF OPERATIONS

Results of Operations

Years Ended December 31, 2000 and 1999

The Company generated no revenue from operations for the last two years. General and administrative expenses were $7,983 in 2000 and $34,700 in 1999, which consisted of administrative, legal, professional, accounting, auditing and other related expenses associated with reviving the Company.

The Company recognized no interest expense in 2000, compared to $2,491 in 1999. The 1999 interest expense represented interest on two notes in the principal amounts of $26,000 and $20,000 owed to Sonos Management Corporation and Glen Ulmer, respectively. In September 1999, the Company converted these notes and accrued interest into common stock at the rate of $0.01 per share, thereby eliminating any interest expense for 2000.

Due to the foregoing, the Company realized a net loss of $7,983 in 2000, compared to $37,191 in 1999. The Company does not expect to generate any revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At December 31, 2000, the Company had $80 in cash, $1,229 in accounts payable and $4,211 in accounts payable to a related party giving the Company a working capital deficit of $5,360.

Management believes that its current cash needs can be met with the limited cash on hand and from loans from its officers and directors for at least the next twelve months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if, during that period, it acquires an interest in a business opportunity. Should the Company obtain a business opportunity, it may be necessary to raise additional capital. This may be accomplished by selling common stock of the Company or debt financing.

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

                            PART III

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                Age  Positions                      Since

Pamela L. Jowett    48   President and Director         1999

Paul W. Nielsen     80   Vice President and Director    1989

George R. Horton    67   Secretary/ Treasurer and       1989
                         Director
All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of the Board of Directors.

The following is information on the business experience of each director and officer.

Pamela L. Jowett. Ms Jowett has been self-employed for over the past five years as a nail technician. Ms. Jowett is an officer or director of Fashion Tech International, Inc. and First Growth
Investors, Inc., which are also reporting companies.

Paul W. Nielsen.  Mr. Nielsen has been retired since 1984.  Mr.
Nielson is an officer or director of the reporting company
Fashion Tech International, Inc.

George R. Horton. Mr. Horton received a degree in animal husbandry from Brigham Young University in 1955, and a degree in secondary education from the University of Utah in 1959. Since 1992, Mr. Horton has been the chief executive officer of Sonos Management Corporation, a private holding and investment Nevada corporation. He is also an officer or director of Fashion Tech International, Inc. and Ventures-United, Inc., which are reporting public inactive "shell" companies.

Other Shell Company Activities

The possibility exists that one or more of the officers and directors of the Company could become officers and/or directors of other shell companies in the future. Certain conflicts of interest are inherent in the participation of the Company's officers and directors as management in other shell companies, which may be difficult, if not impossible, to resolve in all cases in the best interests of the Company. Failure by management to conduct the Company's business in its best interests may result in liability of management of the Company to the shareholders.

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

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

The following table sets forth at December 31, 2000, the number and percentage of the 9,680,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer,
(iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Principal Stockholders            Common Stock     Percent of Class

Lynn Dixon                          930,600            9.61
311 South State Street, Suite 465
Salt Lake City, UT  84111
                                    10

Melissa Epperson                   834,600             8.62
34 North Fox Hill Road
North Salt Lake, UT 84054

George R. Horton (1)(2)           678,900              6.91
1340 East 130 North
Springville, UT 84663

Pam Jowett (1)                    834,600              8.62
2508 South 1300 East
Salt Lake City, UT 84106

Paul W. Nielsen (1)                15,000              0.15
11188 South Woodfield Road
South Jordan, UT 84095

Clair Olson                       907,620              9.38
768 Gull Avenue
Foster City, CA 94404

L Mark Pratt                      907,620             9.38
485 West 4800 South
Salt Lake City, UT 84123

James Purser                      907,620             9.38
3353 South 1300 East
Salt Lake City, UT 84106

Robsal, Inc.                      834,600             8.62
2472 Broadway, Suite 137
New York, NY 10025

Sonos Management Corporation      668,900            6.91
1340 East 1300 North
Springville, UT 84663

D. Greg Steinicke                 907,620            9.38
5616 South 2775 West
Salt Lake City, UT 84118

Trinity American                  834,600            8.62
Corporation
800 Kings Hwy. North, Suite 900
Cherry Hill, NJ 08034

Jason F. Williams                 907,620            9.38
544 South 50 West
Farmington, UT 84025            11

All officers and directors as    1,528,500           15.79
  a group (3 persons)

(1) Officer and director of the Company.

(2) Mr. Horton has direct ownership of 10,000 shares. The remaining shares held of record by Sonos Management Corporation.
Mr. Horton is the President and sole director of Sonos Management
Corporation, and may be deemed to have shared voting and investment control of such shares.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A principal shareholder, Lynn Dixon, paid expenses in the amount of $4,211 on behalf of the Company during the fiscal year 2000.
Mr. Dixon also provides office space to the Company for no charge.

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

In September 1999 Sonos Management Corporation and Glen Ulmer converted the principal amount of their notes and accrued interest to common stock at a conversion rate of $0.01 per share, or a total of 9,300,000 shares. As a result, these parties acquired approximately 96.2% of the issued and outstanding common stock of the Company. Subsequent to the note conversions, Sonos Management Corporation and Glen Ulmer sold a portion of the shares received in privately negotiated transactions to 10 persons, who are listed under "Item 11. Security Ownership of Certain Beneficial Owners and Management."

            ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.   SEC Ref. No.   Title of Document                   Location
   1           (3)(i)        Articles of Incorporation              *
   2           (3)(ii)       By-Laws                                *
   3           (2)           Articles of Merger                     *
   4          (10)           Promissory  Note/  Sonos  (formerly    *
                             Southwick, Inc.)
   5          (10)           Promissory  Note/ Sonos  Management    *
                             Corp.
   6          (10)           Promissory Note/ Ulmer                 *

* These exhibits are incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission on November 29, 1999.

FORM 8-K FILINGS

No reports on Form 8-K were filed in the last calendar quarter of 2000.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PRESTIGE CAPITAL CORPORATION


Date:  March 30, 2001         By:./s/ Pamela L. Jowett
                              Pamela L. Jowett, President

Date:  March 30, 2001         By: /s/ George R. Horton
                              George R. Horton, Secretary
                               and Treasurer

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 30, 2001            /s/ Pamela L. Jowett
                                 Pamela L. Jowett, Director


Dated:                           ______________________________
                                 Paul W. Nielsen, Director


Dated: March 30, 2001            /s/ George R. Horton
                                 George R. Horton, Director

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]


                  INDEX TO FINANCIAL STATEMENTS

                                                          PAGE

-  Independent Auditors' Report                            F-2


-  Balance Sheet, December 31, 2000                        F-3


-  Statements of Operations, for the years ended
    December 31, 2000 and 1999 and from
    inception on February 7,1986 through
    December 31, 2000                                      F-4


-  Statement of Stockholders' Equity, from
    inception on February 7, 1986 through
    December 31, 2000                                      F-5


- Statements of Cash Flows, for the years ended
   December 31, 2000 and 1999 and from inception
   on February 7, 1986 through December 31, 2000           F-6


-  Notes to Financial Statements                           F-7

                  INDEPENDENT AUDITORS' REPORT


Board of Directors
PRESTIGE CAPITAL CORPORATION
Salt Lake City, Utah

We have audited the accompanying balance sheet of Prestige Capital Corporation [a development stage company] at December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 and for the period from inception on February 7, 1986 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Prestige Capital Corporation as of and for the year ended December 31, 1999 were audited by other auditors whose report, dated February 21, 2000 expressed an unqualified opinion on these financial statements and included an explanatory paragraph expressing concern about the Company's ability to continue as a going concern. The financial statements as of December 31, 1999 reflect an accumulated deficit of $359,344. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements audited by us present fairly, in all material respects, the financial position of Prestige Capital Corporation as of December 31, 2000, and the results of its operations and its cash flows for the year ended December 31, 2000, and for the period from inception through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed Note 2 to the financial statements, the Company has suffered losses since inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

March 12, 2001
Salt Lake City, UT

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

                          BALANCE SHEET


                             ASSETS


                                                      December 31,
                                                          2000
                                                      ___________
CURRENT ASSETS:
  Cash                                                 $       80
                                                      ___________
        Total Current Assets                                   80
                                                      ___________
                                                       $       80
                                                     ____________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                     $    1,229
  Accounts payable - related party                          4,211
                                                      ___________
        Total Current Liabilities                           5,440
                                                      ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   9,680,000 shares issued and
   outstanding                                              9,680
  Capital in excess of par value                          352,287
  Deficit accumulated during the
    development stage                                    (367,327)
                                                      ___________
        Total Stockholders' Equity (Deficit)               (5,360)
                                                      ___________
                                                       $       80
                                                     ____________

 The accompanying notes are an integral part of these financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]


                    STATEMENTS OF OPERATIONS


                                                           From
                                            For the    Inception on
                                         Year Ended     February 7,
                                        December 31,   1986, Through
                                     __________________ December 31,
                                       2000     1999       2000
                                     _____________________________
REVENUE                            $      -  $     -   $       -

COST OF SALES                            -         -           -
                                     _____________________________
GROSS PROFIT                             -         -           -

EXPENSES:
  General and Administrative         7,983    34,700      95,905
                                    ______________________________
LOSS FROM OPERATIONS                (7,983)  (34,700)    (95,905)
                                    ______________________________
OTHER EXPENSE:
  Loss from disposal of assets           -         -    250,000
  Interest expense                       -     2,491     21,422
                                    ______________________________
      Total Other (Expense)              -    (2,491)  (271,422)
                                    ______________________________
LOSS FROM OPERATIONS
  BEFORE INCOME TAXES               (7,983)  (37,191)  (367,327)

CURRENT TAX EXPENSE                      -         -          -

DEFERRED TAX EXPENSE                     -         -          -
                                    _______________________________
NET LOSS                           $(7,983) $(37,191) $(367,327)
                                    _______________________________

LOSS PER COMMON SHARE              $  (.00) $   (.01) $    (.30)
                                    _______________________________



 The accompanying notes are an integral part of these financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY

         FROM THE DATE OF INCEPTION ON FEBRUARY 7, 1986
                    THROUGH DECEMBER 31, 2000

                                                                                             Deficit
                                                                                           Accumulated
                                                          Common Stock         Capital in  During the
                                                       ____________________    Excess of   Development
                                                        Shares      Amount     Par Value      Stage

BALANCE, February 7, 1986                                      -   $      -   $      -   $        -

Issuance of common stock for cash,
  February 7, 1986 at $.003 per share                  1,500,000      1,500      3,500            -

Issuance of common stock for
  cash , March 16, 1987 at $1.67 per share               150,000        150    249,850            -

Stock issuance costs                                           -          -    (46,133)           -

Reduction of insider shares                           (1,400,000)    (1,400)     1,400            -

Issuance of common stock for film recorded at
  predecessor cost, July 21, 1989 at $.50 per share      120,000        120     59,880            -

Net loss for the period from inception on February 7,
  1986 through  December 31, 1995                              -          -          -     (306,798)

BALANCE, December 31, 1995                               370,000        370    268,497     (306,798)

Net loss for the year ended December 31, 1996                  -          -          -       (2,000)

BALANCE, December 31, 1996                               370,000        370    268,497     (308,798)

Net loss for the year ended December 31, 1997                  -          -          -       (2,000)

BALANCE, December 31, 1997                               370,000        370    268,497     (310,798)

Issuance of common stock for cash, December 31,
  1998 at $.01 per share                                  10,000         10         90            -

Net loss for the year ended December 31, 1998                  -          -          -      (11,355)

BALANCE, December 31, 1998                               380,000        380    268,587     (322,153)

Issuance of common stock for debt and services,
  September 14, 1999, at $.01 per share                9,300,000      9,300     83,700            -

Net loss for the year ended December 31, 1999                  -          -          -      (37,191)

BALANCE, December 31, 1999                             9,680,000      9,680    352,287     (359,344)

Net loss for the year ended December 31, 2000                  -          -          -       (7,983)

BALANCE, December 31, 2000                             9,680,000   $  9,680   $352,287   $ (367,327)

  The accompanying notes are an integral part of this financial statement.

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

                    STATEMENTS OF CASH FLOWS

        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                 From
                                                             For the         Inception on
                                                            Year Ended        February 7,
                                                            December 31,     1986, Through
                                                         __________________   December 31,
                                                         2000         1999        2000
Cash Flows From Operating Activities:
 Net loss                                             $ (7,983)  $  (37,191)  $ (367,327)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Loss from disposal of assets                               -            -      250,000
  Stock issued for services                                  -       25,521       25,521
  Changes is assets and liabilities:
    Increase in accounts payable - related party         4,211            -        4,211
    Increase (Decrease) in accounts payable                787       (7,912)       1,229
    Increase in accrued interest                             -        2,548       21,479
    (Increase) in inventory                                  -            -     (165,000)

     Net Cash (Used) by Operating Activities            (2,985)     (17,034)    (229,887)

Cash Flows From Investing Activities:                        -            -            -

        Net Cash Flows (Used) by Investing Activities        -            -            -

Cash Flows From Financing Activities:
 Proceeds from notes payable - related party                 -       20,000       21,000
 Issuance of common stock                                    -            -      208,967

     Net Cash Provided by Financing Activities               -       20,000      229,967

Net Increase (Decrease) in Cash                         (2,985)       2,966           80

Cash at Beginning of Period                              3,065          100            -

Cash at End of Period                                $      80   $    3,066   $       80

Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                                          $       -   $        -   $         -
   Income taxes                                      $       -   $        -   $         -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the year ended December 31, 2000
     None

  For the year ended December 31, 1999
     The Company issued 9,300,000 shares of common stock for debt and for services rendered at $.01 per share.

 The accompanying notes are an integral part of these financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Utah on February 7, 1986 under the name of Hood Ventures, Inc. On December 31, 1998, the name was changed to Prestige Capital Corporation. On December 31, 1998, Hood Ventures, Inc. of Utah merged with Prestige Capital Corporation, a Nevada Corporation, leaving the Nevada Corporation as the surviving company. The Company currently has no ongoing operations and is considered a development stage company as defined in SFAS No. 7. The company is currently seeking business opportunities or potential business acquisitions. The Company has adopted a December 31st year end.

  Loss Per Share - The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented, in accordance with Statement of Financial Accounting Standards No. 128, "Earnings
  Per Share" [See Note 6].

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

  Accounting Method - The Company's financial statements are prepared on the accrual method of accounting.

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, has insufficient working capital, and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock or through the acquisition of another Company.
  There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods ended December 31,
  2000 and 2000 the Company did not pay any compensation to any officer/directors of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Accounts payable - As of December 31, 2000, the Company had an accounts payable in the amount of $4,211 to a shareholder who had advanced funds to pay expenses on behalf of the Company.

  Stock Issuance - On July 21, 1989, 120,000 shares of common stock were issued to officers and directors of the Company for the purchase of a film.

  On September 14, 1999, 9,300,000 shares of common stock were issued to related parties in exchange for debt of $67,479 and services valued at $25,521.


NOTE 4 - COMMON STOCK

  Stock Issuance - On July 21, 1989, 120,000 shares of common stock were issued to officers and directors of the Company for the purchase of a film.

  On September 14, 1999, 9,300,000 shares of common stock were issued to related parties in exchange for debt of $67,479 and services valued at $25,521.

  Stock Split - On May 12, 1987, the Board of Directors of the Company approved a 150 for 1 forward stock split and on December 15, 1998, the Board of Directors of the Company approved a 1 for 500 reverse stock split while retaining the authorized shares at 50,000,000 and retaining the par value at $.001. This change has been applied to the financial statements on a retroactive basis back to inception of the Company.

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2000 the Company has available unused operating loss carryforwards of approximately $367,000, which may be applied against future taxable income and which expire in various years through 2020.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $124,800 as of December 31, 2000 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $2,700 during the year ended December 31, 2000.

NOTE 6 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the year ended December 31, 2000 and 1999 and from inception on February 7, 1986 through December 31, 2000:

                                                                    From
                                            For the             Inception on
                                           Year Ended            February 7,
                                          December 31,          1986, Through
                                       _____________________    December 31,
                                        2000          1999          2000
                                     ____________________________________

  Loss from continuing operations
    available to common stock
    holders (numerator)              $   (7,983)  $  (37,191)  $ (367,327)
                                     ____________________________________
  Weighted average number of
    common shares outstanding
    used in earnings per share
    during the period                 9,680,000    3,480,000    1,260,757
                                     ____________________________________

  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.