Form 10QSB
period 2001-03-31
PRESTIGE CAPITAL CORP
filed 2001-05-15
CIK 790179

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                 Commission File No. 33-03583-S

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001:  9,680,000
shares of common stock.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                  PRESTIGE CAPITAL CORPORATION

                              INDEX

                                                       Page

PART I.   Financial Information                           3

          Unaudited Condensed Balance Sheets, March       3
          31, 2001 and December 31, 2000

          Unaudited Condensed Statement of                4
          Operations for the Three Months Ended
          March 31, 2001 and 2000, and from
          Inception on February 7, 1986 through
          March 31, 2001

          Unaudited Condensed Statement of Cash           5
          Flows for the Three Months Ended March
          31, 2001 and 2000, and from Inception on February 7, 1986 through March 31, 2001

          Notes to Unaudited Condensed Financial    	    6
          Statements

          Management's Discussion and Analysis of	    9
          Financial Condition
          or Plan of Operation

PART II.  Other Information                              10

          Signatures                                     11

                             PART I.
                      Financial Information

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS


                             ASSETS

                                          March 31,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $      111   $       80
                                         ___________  ___________
        Total Current Assets                     111           80
                                         ___________  ___________
                                          $      111   $       80
                                        ____________ ____________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $    1,229   $    1,229
  Accounts payable - related party             5,511        4,211
                                         ___________  ___________
        Total Current Liabilities              6,740        5,440
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   9,680,000 shares issued and
   outstanding                                 9,680        9,680
  Capital in excess of par value             352,287      352,287
  Deficit accumulated during the
    development stage                       (368,596)    (367,327)
                                         ___________  ___________
        Total Stockholders' Equity (Deficit)  (6,629)      (5,360)
                                         ___________  ___________
                                          $      111   $      80
                                        ____________ ____________

Note:     The Balance Sheet as of December 31, 2000, was taken
from the audited financial statements at that date and condensed.

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                            From
                                       For the Three    Inception on
                                        Months Ended    February 7,
                                         March 31,     1986, Through
                                     __________________  March 31,
                                        2001    2000        2001


REVENUE                               $      -    $   -   $      -

COST OF SALES                                -        -          -


GROSS PROFIT                                 -        -          -

EXPENSES:
  General and Administrative             1,269      934     97,174
                                    _______________________________
LOSS FROM OPERATIONS                    (1,269)    (934)   (97,174)

OTHER EXPENSE:
  Loss from disposal of assets               -        -    250,000
  Interest expense                           -        -     21,422


      Total Other (Expense)                  -        -   (271,422)

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                   (1,269)    (934)  (368,596)

CURRENT TAX EXPENSE                          -        -          -

DEFERRED TAX EXPENSE                         -        -          -

NET LOSS                               $(1,269) $  (934) $(368,596)


LOSS PER COMMON SHARE                  $  (.00) $  (.00) $    (.26)



 The accompanying notes are an integral part of these unaudited condensed financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                              From
                                           For the Three      Inception on
                            			Months Ended        February 7,
                            			 March 31,          1986, Through
                                         __________________   March 31,
                                            2001   2000       2001



Cash Flows From Operating Activities:
 Net loss                              $ (1,269) $   (934) $   (368,596)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Loss from disposal of assets                -         -       250,000
  Stock issued for services                   -         -        25,521
  Changes is assets and liabilities:
    Increase in accounts payable -
	related party                       1,300      (443)        5,511
    (Decrease) in accounts payable            -         -         1,229
    Increase in accrued interest              -         -        21,479
    (Increase) in inventory                   -         -      (165,000)


     Net Cash Provided (Used) by
	Operating Activities                   31    (1,377)     (229,856)



Cash Flows From Investing Activities          -         -             -


        Net Cash Flows (Used) by
	    Investing Activities                -         -             -


Cash Flows From Financing Activities:
 Proceeds from notes payable - related
  party                     			    -         -        21,000
 Issuance of common stock                     -         -       208,967


     Net Cash Provided by Financing
	Activities                              -         -       229,967


Net Increase (Decrease) in Cash              31    (1,377)          111

Cash at Beginning of Period                  80     3,066             -


Cash at End of Period                   $   111  $  1,689    $      111


Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                             $    -   $       -   $       -
   Income taxes                         $    -   $       -   $       -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the periods ended March 31, 2001
     None

  For the periods ended March 31, 2000
     None.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2001 the Company has available unused operating loss carryforwards of approximately $368,000, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $125,200 as of March 31, 2001 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $400 during the three months ended March 31, 2001.

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods ended March 31, 2001 and 2000 the Company did not pay any compensation to any officer/directors of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

  Accounts Payable - At March 31, 2001, the Company had an accounts payable in the amount of $5,511 to a shareholder who had paid expenses on behalf of the Company.

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS


NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three months ended March 31, 2001 and 2000 and from inception on February 7, 1986 through March 31, 2001:

										    From
                        			For the Three    	    Inception on
                         			Months Ended          February 7,
                          			March 31,       	    1986, Through
                                       _____________________    March 31,
                                           2001     2000        2001

  Loss from continuing operations
    available to common stock
    holders (numerator)               $ (1,269) $      (934)    $(368,596)

  Weighted average number of
  common shares outstanding
    used in earnings per share
    during the period                 9,680,000   9,680,000     1,397,754


  Dilutive earnings per share was not presented, as the Company had no common equivalent shares for all periods presented that would effect the computation of diluted earnings (loss) per share.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company, has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Three Months Ended March 31, 2001 and 2000

The Company had no revenue from continuing operations for the three-month periods ended March 31, 2001 and 2000.

The Company had general and administrative expenses of $1,269 and $934 for the three months ended March 31, 2001 and 2000, respectively; which consisted of general corporate administration, legal and professional expenses, plus accounting and auditing costs.

As a result of the foregoing factors, the Company realized a net loss of $1,269 for the three months ended March 31, 2001, as compared to a net loss of $934 for the same period in 2000.

Liquidity and Capital Resources

At March 31, 2001, a principal shareholder, Lynn Dixon, had paid expenses in the amount of $5,511 on behalf of the Company, of which $1,300 was paid during the first quarter 2001. As a result, at March 31, 2001, the Company had $111 in cash, $1,229 in accounts payable and $5,511 in accounts payable to a related party giving the Company a working capital deficit of $6,629, as compared to a working capital deficit of $5,360 at December 31, 2000. This increase in working capital deficit is due to additional general and administrative expenses without any cash inflow.

The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management, like in the past, will attempt to raise capital for its current operational needs through advances from its shareholders, debt financing, equity financing or a combination of financing options. However, there are no existing understandings, commitments or agreements for such an infusion; nor can there be assurances to that effect. Moreover, the Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful.

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

EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

None

REPORTS ON FORM 8-K

None

                           SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   	   PRESTIGE CAPITAL CORPORATION


Date:  May 14, 2001               By:  /s/ Pam Jowett
                                  	   Pamela L. Jowett,
                                       President