Form 10QSB
period 2001-06-30
PRESTIGE CAPITAL CORP
filed 2001-08-14
CIK 790179

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2001 there were 9,680,000 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                  PRESTIGE CAPITAL CORPORATION

                              INDEX
                                                       Page
PART I.   Financial Information                           3

          Balance  Sheets  -  June  30,  2001   and       3
          December 31, 2000

          Statements  of Operations - Three  Months       4
          and Six
          Months Ended June 30, 2001 and 2000, and
          Inception to June 30, 2001

          Statements  of Cash Flows - Three  months       5
          and Six
          Months Ended June 30, 2001 and 2000, and
          Inception to June 30, 2001

          Notes     to    Consolidated    Financial       6
          Statements

          Management's Discussion and  Analysis  of       9
          Financial Condition

PART II.  Other Information                              10

          Signatures                                     10

                             PART I.
                      Financial Information

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS

                             ASSETS

                                           June 30,   December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $      262   $       80
                                         ___________  ___________
        Total Current Assets                     262           80
                                         ___________  ___________
                                          $      262   $       80
                                        ____________ ____________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $    1,500   $    1,229
  Advances - related party                     6,511        4,211
                                         ___________  ___________
        Total Current Liabilities              8,011        5,440
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   9,680,000 shares issued and
   outstanding                                 9,680        9,680
  Capital in excess of par value             352,287      352,287
  Deficit accumulated during the
    development stage                       (369,716)    (367,327)
                                         ___________  ___________
     Total Stockholders' Equity (Deficit)     (7,749)      (5,360)
                                         ___________  ___________
                                          $      262   $       80
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

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                      From
                                  For the Three      For the Six   Inception on
                                  Months Ended      Months Ended    February 7,
                                     June 30,          June 30,    1986, Through
                                  _______________   _______________  June 30,
                                   2001      2000     2001     2000    2001
                                _____________________________________________
REVENUE                         $      -  $     -  $     -  $     -  $       -

COST OF SALES                          -        -        -        -          -
                                ________  _______  _______   ______   _________
GROSS PROFIT                           -                 -        -          -

EXPENSES:
  General and Administrative       2,349    4,028    2,389    4,962     98,294
                               _________  _______  _______   ______   _________
LOSS FROM OPERATIONS              (2,349)  (4,028)  (2,389)  (4,962)   (98,294)
                               _________  _______  _______   ______   _________
OTHER EXPENSE:
  Loss from disposal of assets                  -        -        -    250,000
  Interest expense                     -        -        -        -     21,422
                               _________  _______  _______   ______   _________
      Total Other (Expense)            -        -        -        -   (271,422)
                               _________  _______  _______   ______   _________
LOSS FROM OPERATIONS
  BEFORE INCOME TAXES             (2,349)  (4,028)  (2,389)  (4,962)  (369,716)

CURRENT TAX EXPENSE                                      -        -          -

DEFERRED TAX EXPENSE                                     -        -          -
                               _________  _______  _______  _______  _________
NET LOSS                       $  (2,349) $(4,028) $(2,389) $(4,962) $(369,716)
                               _________  _______  _______  _______  _________

LOSS PER COMMON SHARE          $    (.00) $  (.00) $  (.00) $  (.00) $    (.24)
                               _________  _______  _______  _______  __________

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                           From
                                                   For the Six          Inception on
                                                   Months Ended          February 7,
                                                      June 30,         1986, Through
                                                __________________        June 30,
                                                  2001        2000          2001
                                              ____________________________________
Cash Flows From Operating Activities:
 Net loss                                    $   (2,389)   $  (4,962)   $ (369,716)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Loss from disposal of assets                        -            -       250,000
  Stock issued for services                           -            -        25,521
  Changes is assets and liabilities:
    Increase (Decrease) in accounts payable         271            -         1,500
    Increase in accrued interest                      -            -        21,479
    (Increase) in inventory                           -            -      (165,000)
                                               ________     ________      _________
     Net Cash Provided (Used) by
        Operating Activities                     (2,118)      (4,962)     (236,216)
                                               ________     ________      _________
Cash Flows From Investing Activities                  -            -             -
                                               ________     ________      _________
Net Cash Flows (Used) by Investing Activities         -            -             -
                                               ________     ________      _________
Cash Flows From Financing Activities:
 Proceeds from notes payable - related party          -            -        21,000
 Issuance of common stock                             -            -       208,967
 Advances - related party                         2,300        2,832         6,511
                                               ________     ________      _________
  Net Cash Provided by Financing Activities       2,300        2,832       236,478
                                               ________     ________      _________
Net Increase (Decrease) in Cash                     182       (2,130)          262

Cash at Beginning of Period                          80        3,066             -
                                               ________     ________      _________
Cash at End of Period                         $     262    $     936    $      262
                                               ________     ________      _________
Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                                   $       -    $       -    $        -
   Income taxes                               $       -    $       -    $        -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the periods ended June 30, 2001
     None
  For the periods ended June 30, 2000
     None.
 The accompanying notes are an integral part of these unaudited condensed financial statements.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2001 the Company has available unused operating loss carryforwards of approximately $370,000, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $126,100 as of June 30, 2001 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,300 during the six months ended June 30, 2001.

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods ended June 30, 2001 and 2000 the Company did not pay any compensation to any officer/directors of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

  Advances Payable - During the six months ended June 30, 2001 a shareholder made advances of $2,300 to the Company. At June 30, 2001, total advances owing to the shareholder amounted to $6,511.

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and six months ended June 30, 2001 and 2000 and from inception on February 7, 1986 through June 30, 2001:

                                                                                     From
                                    For the Three             For the Six        Inception on
                                    Months Ended              Months Ended        February 7,
                                       June 30,                  June 30,        1986, Through
                                   ____________________________________________     June 30,
                                   2001          2000         2001         2000       2001
                                _____________________________________________________________
Loss from continuing operations
 available to common stock
 holders (numerator)           $    (2,349)  $   (4,028)  $   (2,389)  $   (4,962)  $ (369,716)
                                __________    _________    _________    _________     ________
Weighted average number of
 common shares outstanding
 used in earnings per share
 during  the period              9,680,000    9,680,000    9,680,000    9,680,000    1,531,814
                                __________    _________    _________    _________    _________

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

Six Month periods Ended June 30, 2001 and 2000

The Company had no revenue from continuing operations for the six-month periods ended June 30, 2001 and 2000.

General and administrative expenses for the six month periods ended June 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,389 and $4,962 for the six-month periods ended June 30, 2000 and 1999, respectively.

Interest expense in the six-month periods ended June 30, 2001 and 2000, was $0 and $0, respectively.
As a result of the foregoing factors, the Company realized a net loss of $2,389 for the six months ended June 30, 2001, as compared to a net loss of $4,962 for the same period in 1999.

Liquidity and Capital Resources

As of June 30, 2001, a principal shareholder, Lynn Dixon, had paid expenses in the amount of $6,511 on behalf of the Company. As a result, at June, 2001, the Company had $262 in cash, $1,500 in accounts payable and $6,511 in accounts payable to a related party giving the Company a working capital deficit of $7,749, as compared to a working capital deficit of $5,360 at December 31, 2000. This increase in working capital deficit is due to additional general and administrative expenses without any cash inflow.

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

                              PRESTIGE CAPITAL CORPORATION


Date: August 13, 2001          By: /s/ Pamela L. Jowett
                               Pamela L. Jowett, President