Form 10QSB
period 2001-09-30
PRESTIGE CAPITAL CORP
filed 2001-11-06
CIK 790179

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of September 30, 2001 there were 9,680,000 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                  PRESTIGE CAPITAL CORPORATION

                              INDEX
                                                                    Page
PART I.   Financial Information                                       3

          Balance  Sheets - September 30, 2001 and December 31, 2000  3

          Statements of Operations - Three Months and Nine            4
          Months Ended September 30, 2001 and 2000, and
          Inception to September 30, 2001

          Statements  of Cash Flows - Three  months and Nine          5
          Months Ended September 30, 2001 and 2000, and
          Inception to September 30, 2001

          Notes to Consolidated Financial Statements                  6

          Management's Discussion and  Analysis  of                   9
          Financial Condition

PART II.  Other Information                                          10

          Signatures                                                 10

                             PART I.
                      Financial Information

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

               UNAUDITED CONDENSED BALANCE SHEETS


                             ASSETS


                                        September 30, December 31,
                                             2001         2000
                                         ___________  ___________
CURRENT ASSETS:
  Cash in bank                            $      128   $       80
                                         ___________  ___________
        Total Current Assets                     128           80
                                         ___________  ___________
                                          $      128   $       80
                                        ____________ ____________


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                        $      500   $    1,229
  Advances - related party                     8,711        4,211
                                         ___________  ___________
        Total Current Liabilities              9,211        5,440
                                         ___________  ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   9,680,000 shares issued and
   outstanding                                 9,680        9,680
  Capital in excess of par value             352,287      352,287
  Deficit accumulated during the
    development stage                       (371,050)    (367,327)
                                         ___________  ___________
    Total Stockholders' Equity (Deficit)      (9,083)      (5,360)
                                         ___________  ___________
                                          $      128   $       80
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

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]


          UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                    From
                                      For the Three          For the Nine      Inception on
                                       Months Ended          Months Ended       February 7,
                                       September 30,         September 30,     1986, Through
                                    ________________________________________    September 30,
                                    2001        2000        2001        2000         2001
                                 _________    ________    ________    ________    __________
REVENUE                           $      -    $      -    $      -    $      -    $        -

COST OF SALES                            -           -           -           -             -
                                 ---------    --------     -------     -------     ---------
GROSS PROFIT                             -                       -           -             -

EXPENSES:
  General and Administrative         1,334       1,477       3,723       6,440        99,628
                                 ---------    --------     -------     -------     ---------
LOSS FROM OPERATIONS                (1,334)     (1,477)     (3,723)     (6,440)      (99,628)
                                 ---------    --------     -------     -------     ---------
OTHER EXPENSE:
  Loss from disposal of assets           -           -           -           -       250,000
  Interest expense                       -           -           -           -        21,422
                                 ---------    --------     -------     --------    ---------
      Total Other (Expense)              -           -           -           -      (271,422)
                                 ---------    --------     -------     --------    ---------
LOSS FROM OPERATIONS
  BEFORE INCOME TAXES               (1,334)     (1,477)     (3,723)     (6,440)     (371,050)

CURRENT TAX EXPENSE                      -           -           -           -             -

DEFERRED TAX EXPENSE                     -           -           -           -             -
                                  --------     -------     -------     -------     ---------
NET LOSS                         $  (1,334)   $ (1,477)   $ (3,723)   $ (6,440)   $ (371,050)
                                  --------     -------     -------     -------     ---------
LOSS PER COMMON SHARE            $    (.00)   $   (.00)   $   (.00)   $   (.00)   $     (.22)
                                  --------     -------     -------     -------     ---------

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  From
                                                            For the Nine      Inception on
                                                            Months Ended       February 7,
                                                            September 30,    1986, Through
                                                          ________________    September 30,
                                                          2001        2000         2001
                                                        ________________________________
Cash Flows From Operating Activities:
 Net loss                                             $  (3,723)   $ (6,440)   $(371,050)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Loss from disposal of assets                                -           -      250,000
  Stock issued for services                                   -           -       25,521
  Changes is assets and liabilities:
    Increase (Decrease) in accounts payable                (729)       (443)         500
    Increase in accrued interest                              -           -       21,479
     (Increase) in inventory                                  -           -     (165,000)
                                                          _____       _____      _______
     Net Cash Provided (Used) by Operating Activities    (4,452)     (6,883)    (238,550)
                                                          _____       _____      _______
Cash Flows From Investing Activities                          -           -            -
                                                          _____       _____      _______
        Net Cash Flows (Used) by Investing Activities         -           -            -
                                                          _____       _____      _______
Cash Flows From Financing Activities:
 Proceeds from notes payable - related party                  -           -       21,000
 Issuance of common stock                                     -           -      208,967
 Advances - related party                                 4,500       4,011        8,711
                                                          _____       _____      _______
     Net Cash Provided by Financing Activities            4,500       4,011      238,678
                                                          _____       _____      _______
Net Increase (Decrease) in Cash                              48      (2,872)         128

Cash at Beginning of Period                                  80       3,066            -
                                                          _____       _____      _______
Cash at End of Period                                 $     128    $    194    $     128
                                                          =====       =====      =======
Supplemental Disclosures of Cash Flow
  Information:

 Cash paid during the period for:
   Interest                                           $       -    $      -    $       -
   Income taxes                                       $       -    $      -    $       -

Supplemental Schedule of Noncash Investing and Financing
Activities:
  For the periods ended September 30, 2001
     None

  For the periods ended September 30, 2000
     None.

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142, and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2001 the Company has available unused operating loss carryforwards of approximately $371,000, which may be applied against future taxable income and which expire in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $126,100 as of September 30, 2001 with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,300 during the nine months ended September 30, 2001.

NOTE 3 - RELATED PARTY TRANSACTIONS

  Management Compensation - During the periods ended September 30, 2001 and 2000 the Company did not pay any compensation to any officer/directors of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no expense to the Company.

  Advances Payable - During the nine months ended September 30, 2001 a shareholder made advances of $4,500 to the Company. At September 30, 2001, total advances owing to the shareholder amounted to $8,711.

                  PRESTIGE CAPITAL CORPORATION
                  [A Development Stage Company]

             NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 4 - LOSS PER SHARE

  The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the three and nine months ended September 30, 2001 and 2000 and from inception on February 7, 1986 through September 30, 2001:

                                                                                    From
                                    For the Three               For the Nine    Inception on
                                      Months Ended              Months Ended     February 7,
                                      September 30,             September 30,   1986, Through
                                    ___________________________________________  September 30,
                                    2001         2000         2001         2000        2001
                                ______________________________________________________________
Loss from continuing operations
    available to common stock
     holders (numerator)        $   (1,334)  $   (1,477)  $   (3,723)  $   (6,440)  $ (371,050)
                                __________    _________    _________    _________    _________

  Weighted average number of
    common shares outstanding
    used in earnings per share
     during  the period          9,680,000    9,680,000    9,680,000    9,680,000    1,663,007
                                 _________    _________    _________    _________    _________

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

Nine Month periods Ended September 30, 2001 and 2000

The Company had no revenue from continuing operations for the nine-month periods ended September 30, 2001 and 2000.

General and administrative expenses for the nine month periods ended September 30, 2001 and 2000, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $3,723 and $6,440 for the nine-month periods ended September 30, 2000 and 1999, respectively.

As a result of the foregoing factors, the Company realized a net loss of $3,723 for the nine months ended September 30, 2001, as compared to a net loss of $6,440 for the same period in 1999.

Liquidity and Capital Resources

As of September 30, 2001, a principal shareholder, Lynn Dixon, had paid expenses in the amount of $8,711 on behalf of the Company. As a result, at September 2001, the Company had $128 in cash, $500 in accounts payable and $8,711 in accounts payable to a related party giving the Company a working capital deficit of $9,083, as compared to a working capital deficit of $5,360 at December 31, 2000. This increase in working capital deficit is due to additional general and administrative expenses without any cash inflow.

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

                              PRESTIGE CAPITAL CORPORATION

Date:  October 31, 2001       By: /s/ Pamela L. Jowett, President