Form 10KSB
period 2001-12-31
PRESTIGE CAPITAL CORP
filed 2002-03-25
CIK 790179

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, or

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

As of December 31, 2001, the Registrant had outstanding 9,680,000 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                     Page

Part I

1.    Description of Business                                                  3

2.    Description of Properties                                                7

3.    Legal Proceedings                                                        7

4.    Submission of Matters to a Vote of Security Holders                      7

Part II

5.    Market for Common Equity and Related Stockholder Matters                 7

6.    Management's Discussion and Analysis of Financial Condition              8
        and Results of Operations

7.    Financial Statements                                                     9

8.    Changes in and Disagreements with Accountants                            9
        on Accounting and Financial Disclosure

Part III

9.    Directors, Executive Officers, Promoters and Control                     9
        Persons; Compliance with Section 16(a) of the Exchange Act

10.   Executive Compensation                                                  10

11.   Security Ownership of Certain Beneficial Owners and Management          10

12.   Certain Relationships and Related Transactions                          12

13.   Exhibits and Reports on Form 8-K                                        12

Signatures                                                                    13

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

                        ITEM 2. DESCRIPTION OF PROPERTIES

The Company has no corporate office space under lease at this time, but currently operates out of space provided by Lynn Dixon, a principal shareholder, at 311 South State, Suite 400, Salt Lake City, Utah 84111. The costs associated with the use of the telephone and mailing address are deemed by the Company to be immaterial, as the telephone and mailing address are used almost entirely by Mr. Dixon for other business purposes. Mr. Dixon is under no legal obligation to provide rent-free office space to the Company, and the Company does not pay rent to Mr. Dixon.

                            ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of 2001.

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

On December 31, 2001, there were approximately 80 holders of record of the Company's Common Stock.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Results of Operations

Years Ended December 31, 2001 and 2000

The Company generated no revenue from operations for the last two years. General and administrative expenses were $4,753 in 2001 and $7,983 in 2000, which consisted of administrative, legal, professional, accounting, auditing and other related expenses associated with the search for a prospective business venture to acquire and maintaining the Company's reporting status under the Securities Exchange Act of 1934.

Due to the foregoing, the Company realized a net loss of $4,753 in 2001, compared to $7,983 in 2000. The Company does not expect to generate any revenue unless and until it acquires an interest in an operating company.

Liquidity and Capital Resources

At December 31, 2001, the Company had $28 in cash, $1,330 in accounts payable, and $8,811 in accounts payable to a related party giving the Company a working capital deficit of $10,113.

The Company does not have sufficient cash to meet its operational needs for the next twelve months. Management will attempt to raise additional capital through advances from related parties, debt financing, equity financing or a combination of financing options. Currently, there are no understandings, commitments or agreements for such an infusion of capital and there be no assurances to that effect. Unless the Company can obtain additional financing, its ability to continue as a going concern is doubtful. The Company's need for capital may change dramatically if and during that period, it acquires an interest in a business opportunity.

The Company's current operating plan is to handle the administrative and reporting requirements of a public company, and search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                          ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 14.

           ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants in the past two years.

                                    PART III

    ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                      Age   Positions                             Since

Pamela L. Jowett          49    President and Director                1999

Paul W. Nielsen           81    Vice President and Director           1989

George R. Horton          68    Secretary/ Treasurer and Director     1989

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

George R. Horton. Mr. Horton received a degree in animal husbandry from Brigham Young University in 1955, and a degree in secondary education from the University of Utah in 1959. Since 1992, Mr. Horton has been the chief executive officer of Sonos Management Corporation, a private holding and investment Nevada corporation. He has served since February 1999, as an officer and director of Fashion Tech International, Inc., which is a reporting public inactive "shell" company. He served as an officer and director of Ventures-United, Inc., from 1999 to January 2002, which is also a reporting public inactive "shell" company.

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

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth at December 31, 2001, the number and percentage of the 9,680,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Principal Stockholders               Common Stock           Percent of Class

Lynn Dixon                             930,600                    9.61
311 South State Street,
Suite 465
Salt Lake City, UT 84111

Melissa Epperson                       834,600                    8.62
34 North Fox Hill Road
North Salt Lake, UT 84054

George R. Horton (1) (2)               678,900                    6.91
1340 East 130 North
Springville, UT 84663

Pam Jowett (1)                         834,600                    8.62
2508 South 1300 East
Salt Lake City, UT 84106

Paul W. Nielsen (1)                     15,000                    0.15
11188 South Woodfield Road
South Jordan, UT 84095

Clair Olson                            907,620                    9.38
768 Gull Avenue
Foster City, CA 94404

L Mark Pratt                           907,620                    9.38
485 West 4800 South
Salt Lake City, UT 84123

James Purser                           907,620                    9.38
3353 South 1300 East
Salt Lake City, UT 84106

Robsal, Inc.                           834,600                    8.62
2472 Broadway, Suite 137
New York, NY 10025

Sonos Management Corporation           668,900                    6.91
1340 East 1300 North
Springville, UT 84663

D. Greg Steinicke                      907,620                    9.38
5616 South 2775 West
Salt Lake City, UT 84118

Trinity American Corporation           834,600                    8.62
800 Kings Hwy. North, Suite
900
Cherry Hill, NJ 08034

Jason F. Williams                      907,620                    9.38
544 South 50 West
Farmington, UT 84025

All officers and directors as         1,528,500                   15.79
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

           ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A principal shareholder, Lynn Dixon, paid expenses on behalf of the Company in the amount of $4,600 in 2001 and $4,211 in 2000. Mr. Dixon also provides office space to the Company for no charge.

                  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

 Exhibit No.  SEC Ref. No. Title of Document                           Location
 -----------  ------------ -----------------                           --------
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

FORM 8-K FILINGS

No reports on Form 8-K were filed in the last calendar quarter of 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PRESTIGE CAPITAL CORPORATION

Date:  March 19, 2002                     By: /s/ Pamela L. Jowett, President

Date:  March 19, 2002                     By: /s/ George R. Horton, Secretary
and Treasurer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated: March 19, 2002                    /s/ Pamela L. Jowett, Director


Dated: March ___, 2002                   ______________________________________
                                         Paul W. Nielsen, Director


Dated: March 19, 2002                    /s/ George R. Horton, Director

                          PRESTIGE CAPITAL CORPORATION
                          [A Development Stage Company]




                          INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE

      Independent Auditors' Report                                      15


--    Balance Sheet, December 31, 2001                                  16


--    Statements of Operations, for the years ended
         December 31, 2001 and 2000 and from
         inception on February 7,1986 through
         December 31, 2001                                              17


--    Statement of Stockholders' Equity, from
         inception on February 7, 1986 through
         December 31, 2001                                              18


--    Statements of Cash Flows, for the years ended
         December 31, 2001 and 2000 and from inception
         on February 7, 1986 through December 31, 2001                  19


--    Notes to Financial Statements                                     20

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
PRESTIGE CAPITAL CORPORATION
Salt Lake City, Utah

We have audited the accompanying balance sheet of Prestige Capital Corporation [a development stage company] at December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on February 7, 1986 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Prestige Capital Corporation as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and for the period from inception on February 7, 1986 through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed Note 2 to the financial statements, the Company has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

February 25, 2002
Salt Lake City, UT

                          PRESTIGE CAPITAL CORPORATION
                          [A Development Stage Company]

                                  BALANCE SHEET


                                     ASSETS


                                                                  December 31,
                                                                      2001
                                                                  ------------
CURRENT ASSETS:
   Cash                                                           $         28
                                                                  ------------
          Total Current Assets                                              28
                                                                  ------------
                                                                  $         28
                                                                  ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                                               $      1,330
   Advances from a related party                                         8,811
                                                                  ------------
          Total Current Liabilities                                     10,141
                                                                  ------------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.001 par value, 50,000,000 shares authorized,
     9,680,000 shares issued and outstanding                             9,680
   Capital in excess of par value                                      352,287
   Deficit accumulated during the development stage                   (372,080)
                                                                  ------------
          Total Stockholders' Equity (Deficit)                         (10,113)
                                                                  ------------
                                                                  $         28
                                                                  ============






     The accompanying notes are an integral part of this financial statement.

                          PRESTIGE CAPITAL CORPORATION
                          [A Development Stage Company]


                            STATEMENTS OF OPERATIONS


                                                                        From
                                                       For the     Inception on
                                                     Years Ended    February 7,
                                                    December 31,   1986, Through
                                                ------------------- December 31,
                                                   2001      2000        2001
                                                --------------------------------
REVENUE                                         $       -  $       - $        -

COST OF SALES                                           -          -          -
                                                --------------------------------
GROSS PROFIT                                            -          -          -

EXPENSES:
   General and Administrative                       4,753      7,983    100,658
                                                --------------------------------
LOSS FROM OPERATIONS                               (4,753)    (7,983)  (100,658)
                                                --------------------------------
OTHER EXPENSE:
   Loss from disposal of assets                         -          -    250,000
   Interest expense                                     -          -     21,422
                                                --------------------------------
        Total Other (Expense)                           -          -   (271,422)
                                                --------------------------------
LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                              (4,753)    (7,983)  (372,080)

CURRENT TAX EXPENSE                                     -          -          -

DEFERRED TAX EXPENSE                                    -          -          -
                                                --------------------------------
NET LOSS                                        $  (4,753) $  (7,983) $(372,080)
                                                ================================

LOSS PER COMMON SHARE                           $    (.00) $    (.00) $    (.21)
                                                ================================





   The accompanying notes are an integral part of these financial statements.

                          PRESTIGE CAPITAL CORPORATION
                          [A Development Stage Company]

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FROM THE DATE OF INCEPTION ON FEBRUARY 7, 1986

                            THROUGH DECEMBER 31, 2001

                                                                                Deficit
                                                                              Accumulated
                                                  Common Stock     Capital in During the
                                              -------------------- Excess of  Development
                                                Shares    Amount   Par Value     Stage
                                              ------------------------------- ----------
BALANCE, February 7, 1986                             -  $       - $       -  $       -

Issuance of common stock for cash at $.003
  per share, February 7, 1986                 1,500,000      1,500     3,500          -

Issuance of common stock for cash at $1.67
  per share, March 16, 1987                     150,000        150   249,850          -

Stock issuance costs                                  -         -    (46,133)         -

Reduction of insider shares                  (1,400,000)   (1,400)     1,400          -

Issuance of common stock for film recorded
  at predecessor's cost at $.50 per share,
  July 21, 1989                                 120,000       120     59,880          -

Net loss for the period from inception on
  February 7, 1986 through December 31, 1995          -         -          -   (306,798)
                                             -------------------------------- ----------
BALANCE, December 31, 1995                      370,000       370    268,497   (306,798)

Net loss for the year ended December 31, 1996         -         -          -     (2,000)
                                             -------------------------------- ----------
BALANCE, December 31, 1996                      370,000       370    268,497   (308,798)

Net loss for the year ended December 31, 1997         -         -          -     (2,000)
                                             -------------------------------- ----------
BALANCE, December 31, 1997                      370,000       370    268,497   (310,798)

Issuance of common stock for cash at $.01
  per share, December 31, 1998                   10,000        10         90          -

Net loss for the year ended December 31, 1998         -         -          -    (11,355)
                                             -------------------------------- ----------
BALANCE, December 31, 1998                      380,000       380    268,587   (322,153)

Issuance of common stock for debt and services
  at $.01 per share, September 14, 1999       9,300,000     9,300     83,700          -

Net loss for the year ended December 31, 1999         -         -          -    (37,191)
                                             -------------------------------- ----------
BALANCE, December 31, 1999                    9,680,000     9,680    352,287   (359,344)

Net loss for the year ended December 31, 2000         -         -          -     (7,983)
                                             -------------------------------- ----------
BALANCE, December 31, 2000                    9,680,000     9,680    352,287   (367,327)

Net loss for the year ended December 31, 2001         -         -          -     (4,753)
                                             -------------------------------- ----------
BALANCE, December 31, 2001                    9,680,000 $   9,680  $ 352,287  $(372,080)
                                             -------------------------------- ----------

    The accompanying notes are an integral part of this financial statement.

                                       18

                          PRESTIGE CAPITAL CORPORATION
                          [A Development Stage Company]

                            STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                       From
                                                       For the     Inception on
                                                     Years Ende     February 7,
                                                    December 31,   1986, Through
                                               -------------------- December 31,
                                                   2001      2000        2001
                                               ---------------------------------
Cash Flows From Operating Activities:
 Net loss                                      $  (4,753) $  (7,983)  $(372,080)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Loss from disposal of assets                        -          -     250,000
   Stock issued for services                           -          -      25,521
   Changes is assets and liabilities:
      (Increase) in inventory                          -          -    (165,000)
      Increase in accounts payable                   101        787       1,330
      Increase in accrued interest                     -          -      21,479
                                               ---------------------------------
       Net Cash Used by Operating Activities      (4,652)    (7,196)   (238,750)
                                               ---------------------------------
Cash Flows From Investing Activities                    -          -          -
                                               ---------------------------------
       Net Cash Provided (Used) by Investing
        Activities                                      -          -          -
                                               ---------------------------------
Cash Flows From Financing Activities:
 Advances from a related party                      4,600      4,211      8,811
 Proceeds from notes payable - related party            -          -     21,000
 Issuance of common stock                               -          -    208,967
                                               ---------------------------------
       Net Cash Provided by Financing Activities    4,600      4,211    238,778
                                               ---------------------------------
Net Increase (Decrease) in Cash                       (52)    (2,985)        28

Cash at Beginning of Period                            80      3,065          -
                                               ---------------------------------
Cash at End of Period                          $       28  $      80 $       28
                                               =================================

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
  Interest                                     $        -  $       - $        -
  Income taxes                                 $        -  $       - $        -

Supplemental Schedule of Noncash Investing and Financing Activities:

   For the year ended December 31, 2001
      None

   For the year ended December 31, 2000
      None


   The accompanying notes are an integral part of these financial statements.

                          PRESTIGE CAPITAL CORPORATION
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - The Company was organized under the laws of the State of Utah on February 7, 1986 under the name of Hood Ventures, Inc. On December 31, 1998, the name was changed to Prestige Capital Corporation. On December 31, 1998, Hood Ventures, Inc. of Utah merged with Prestige Capital Corporation, a Nevada Corporation, leaving the Nevada Corporation as the surviving company. The Company currently has no on-going operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The company is currently seeking business opportunities or potential business acquisitions.

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the consolidated financial statements would not have been significant.

     Restatement - On May 12, 1987, the Board of Directors of the Company approved a 150 for 1 forward stock split and on December 15, 1998, the Board of Directors of the Company approved a 1 for 500 reverse stock split. The financial statements have been restated, for all periods presented, to reflect these stock splits [See Note 4].

     Reclassification - The financial statements for years prior to December 31, 2001 have been reclassified to conform to the headings and classifications used in the December 31, 2001 financial statements.

                          PRESTIGE CAPITAL CORPORATION
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company, has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

     Management Compensation - During the years ended December 31, 2001 and 2000 the Company did not pay any compensation to any officer/directors of the Company.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

     Advances from a related party - A shareholder has advanced cash to the company to pay certain expenses. During the year ended December 31, 2001, $4,600 was advanced by the shareholder to pay company expenses. As of December 31, 2001, the amount due to the shareholder was $8,811. No interest is being accrued on the advances.

     Stock Issuance - On July 21, 1989, 120,000 shares of common stock were issued to officers and directors of the Company for the purchase of a film.

     On September 14, 1999, 9,300,000 shares of common stock were issued to related parties in exchange for debt of $67,479 and services valued at $25,521.

NOTE 4 - COMMON STOCK

     Non-Cash Stock Issuances - On July 21, 1989, 120,000 shares of common stock were issued to officers and directors of the Company for the purchase of a film.

     On September 14, 1999, 9,300,000 shares of common stock were issued to related parties in exchange for debt of $67,479 and services valued at $25,521.

     Stock Split - On May 12, 1987, the Board of Directors of the Company approved a 150 for 1 forward stock split and on December 15, 1998, the Board of Directors of the Company approved a 1 for 500 reverse stock split. The financial statements have been restated, for all periods presented, to reflect these stock splits.

                          PRESTIGE CAPITAL CORPORATION
                          [A Development Stage Company]

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At December 31, 2001 the Company has available unused operating loss carryforwards of approximately $372,000, which may be applied against future taxable income and which expire in various years through 2021.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $126,500 and $124,800 as of December 31, 2001 and 2000,
     respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $1,700 during the year ended December 31, 2001.

NOTE 6 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                                                        From
                                                    For the        Inception on
                                                  Years Ended       February 7,
                                                  December 31,     1986, Through
                                             ---------------------- December 31,
                                                 2001       2000        2001
                                             -----------------------------------

     Loss from continuing operations available
       to common shareholders (numerator)    $   (4,753) $   (7,983) $ (372,080)
                                             -----------------------------------
     Weighted average number of common shares
       outstanding used in loss per share
       during the period (denominator)        9,680,000   9,680,000   1,260,757
                                             ===================================

     Dilutive  loss per share was not  presented,  as the  Company had no common
     equivalent   shares  for  all  periods  presented  that  would  effect  the computation of diluted loss per share.