Form 10QSB
period 2002-03-31
PRESTIGE CAPITAL CORP
filed 2002-05-13
CIK 790179

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 9,680,000 shares of common stock.

Transitional Small Business Format:  Yes [ ]  No [X]

                                   FORM 10-QSB
                          PRESTIGE CAPITAL CORPORATION

                                      INDEX

                                                                            Page

PART I.       Financial Information                                            3

              Unaudited Condensed Balance Sheets, March 31,                    3
              2002 and December 31, 2001

              Unaudited Condensed Statement of Operations for                  4
              the Three Months Ended March 31, 2002 and 2001, and from Inception on February 7, 1986 through March 31, 2002

              Unaudited Condensed Statement of Cash Flows for                  5
              the Three Months Ended March 31, 2002 and 2001, and from Inception on February 7, 1986 through March 31, 2002

              Notes to Unaudited Condensed Financial Statements                6

              Management's Discussion and Analysis of Financial                9
              Condition or Plan of Operation

PART II.      Other Information                                               10

              Signatures                                                      10

                                     PART I.
                          Item 1. Financial Information

                          PRESTIGE CAPITAL CORPORATION
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS


                                     ASSETS


                                                     March 31,    December 31,
                                                       2002           2001
                                                   ------------   ------------
CURRENT ASSETS:
   Cash                                            $        101   $         28
                                                   ------------   ------------
          Total Current Assets                              101             28
                                                   ------------   ------------
                                                   $        101   $         28
                                                   ------------   ------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                                $      1,000   $      1,330
   Advances from a related party                         10,311          8,811
                                                   ------------   ------------
          Total Current Liabilities                      11,311         10,141
                                                   ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.001 par value,
     50,000,000 shares authorized,
     9,680,000 shares issued and
     outstanding                                          9,680          9,680
   Capital in excess of par value                       352,287        352,287
   Deficit accumulated during the
     development stage                                 (373,177)      (372,080)
                                                   ------------   ------------
          Total Stockholders' Equity (Deficit)          (11,210)       (10,113)
                                                   ------------   ------------
                                                   $        101   $         28
                                                   ------------   ------------



Note: The Balance Sheet as of December 31, 2001 was taken from the audited financial statements at that date and condensed.

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                          PRESTIGE CAPITAL CORPORATION
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                        From
                                                  For the Three    Inception on
                                                   Months Ended     February 7,
                                                     March 31,     1986, Through
                                               -------------------    March 31,
                                                 2002       2001        2002
                                               --------- --------- -------------
REVENUE                                        $      -  $      -  $          -

COST OF SALES                                         -         -             -
                                               --------- --------- -------------
GROSS PROFIT                                          -         -             -

EXPENSES:
   General and Administrative                     1,097     1,269       101,755
                                               --------- --------- -------------
LOSS FROM OPERATIONS                             (1,097)   (1,269)     (101,755)
                                               --------- --------- -------------
OTHER EXPENSE:
   Loss from disposal of assets                       -         -       250,000
   Interest expense                                   -         -        21,422
                                               --------- --------- -------------
        Total Other (Expense)                         -         -      (271,422)
                                               --------- --------- -------------
LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                            (1,097)   (1,269)     (373,177)

CURRENT TAX EXPENSE                                   -         -             -

DEFERRED TAX EXPENSE                                  -         -             -
                                               --------- --------- -------------
NET LOSS                                       $ (1,097) $ (1,269) $   (373,177)
                                               ========= ========= =============

LOSS PER COMMON SHARE                          $   (.00) $   (.00) $       (.20)
                                               ========= ========= =============











    The accompanying notes are an integral part of these unaudited condensed financial statements.

                          PRESTIGE CAPITAL CORPORATION
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 From
                                                            For the Three    Inception on
                                                             Months Ended     February 7,
                                                               March 31,     1986, Through
                                                         -------------------    March 31,
                                                           2002       2001        2002
                                                         --------- --------- -------------
Cash Flows From Operating Activities:
  Net loss                                               $ (1,097) $ (1,269) $   (373,177)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
   Loss from disposal of assets                                 -         -       250,000
   Stock issued for services                                    -         -        25,521
   Changes is assets and liabilities:
      (Increase) in inventory                                   -         -      (165,000)
      Increase (decrease) in accounts payable                (330)        -         1,000
      Increase in accrued interest                              -         -        21,479
                                                         --------- --------- -------------
       Net Cash Provided (Used) by Operating Activities    (1,427)   (1,269)     (240,177)
                                                         --------- --------- -------------
Cash Flows From Investing Activities                            -         -             -
                                                         --------- --------- -------------
          Net Cash Flows (Used) by Investing Activities         -         -             -
                                                         --------- --------- -------------
Cash Flows From Financing Activities:
  Advances from a related party                             1,500     1,300        10,311
  Proceeds from notes payable - related party                   -         -        21,000
  Issuance of common stock                                      -         -       208,967
                                                         --------- --------- -------------
       Net Cash Provided by Financing Activities            1,500     1,300       240,278
                                                         --------- --------- -------------
Net Increase (Decrease) in Cash                                73        31           101

Cash at Beginning of Period                                    28        80             -
                                                         --------- --------- -------------
Cash at End of Period                                    $    101  $    111  $        101
                                                         --------- --------- -------------
Supplemental Disclosures of Cash Flow
  Information:

  Cash paid during the period for:
    Interest                                             $      -  $      -  $          -
    Income taxes                                         $      -  $      -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:
   For the periods ended March 31, 2002:
      None

   For the periods ended March 31, 2001:
      None


    The accompanying notes are an integral part of these unaudited condensed financial statements.

                          PRESTIGE CAPITAL CORPORATION
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

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

                          PRESTIGE CAPITAL CORPORATION
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Reclassification - The financial statements for periods prior to March 31, 2002 have been reclassified to conform to the headings and classifications used in the March 31, 2002 financial statements.

NOTE 2 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company, has incurred losses since its inception and has no on-going operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - RELATED PARTY TRANSACTIONS

     Management Compensation - During the three months ended March 31, 2002 and 2001, the Company did not pay any compensation to any officer/directors of the Company.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

     Advances from a related party - A shareholder has advanced cash to the company to pay certain expenses. During the three months ended March 31, 2002, $1,500 was advanced by the shareholder to pay company expenses. As of March 31, 2002 and December 31, 2001, the amount due to the shareholder was $10,311 and $8,811. No interest is being accrued on the advances.

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

                          PRESTIGE CAPITAL CORPORATION
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At March 31, 2002, the Company has available unused operating loss carryforwards of approximately $373,000, which may be applied against future taxable income and which expire in various years through 2022.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $126,900 and $126,500 as of March 31, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $400 during the three months ended March 31, 2002.

NOTE 6 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                                                       From
                                                For the Three      Inception on
                                                 Months Ended       February 7,
                                                   March 31,       1986, Through
                                           -----------------------    March 31,
                                               2002       2001          2002
                                           ----------- ----------- -------------
     Loss from continuing operations
       available to common stock
       holders (numerator)                 $   (1,097) $   (1,269) $   (373,177)
                                           ----------- ----------- -------------
     Weighted average number of
       common shares outstanding
       used in earnings per share
       during the period (denominator)      9,680,000   9,680,000     1,910,478
                                           =========== =========== =============

     Dilutive  loss per share was not  presented,  as the  Company had no common
     equivalent   shares  for  all  periods  presented  that  would  effect  the computation of diluted loss per share.

       Item 2. Management's Discussion and Analysis of Financial Condition
                              or Plan of Operation

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

Three Months Ended March 31, 2002 and 2001

The Company had no revenue from continuing operations for the three-month periods ended March 31, 2002 and 2001.

The Company had general and administrative expenses of $1,097 and $1,269 for the three months ended March 31, 2002 and 2001, respectively; which consisted of general corporate administration, legal and professional expenses, plus accounting and auditing costs.

As a result of the foregoing factors, the Company realized a net loss of $1,097 for the three months ended March 31, 2002, as compared to a net loss of $1,269 for the same period in 2001.

Liquidity and Capital Resources

At March 31, 2002, a principal shareholder, Lynn Dixon, had paid expenses in the amount of $10,311 on behalf of the Company, of which $1,500 was paid during the first quarter 2002. No interest is being accrued on the advances. At March 31, 2002, the Company had $101 in cash, $1,000 in accounts payable and $10,311 in accounts payable to a related party giving the Company a working capital deficit of $11,210, as compared to a working capital deficit of $10,113 at December 31, 2001. This increase in working capital deficit is due to additional general and administrative expenses without any cash inflow.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:  None

Reports on Form 8-K:  None

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRESTIGE CAPITAL CORPORATION

Date:  May 4, 2002                        By: /s/ Pamela L. Jowett, President