Form 10QSB
period 2002-06-30
PRESTIGE CAPITAL CORP
filed 2002-08-13
CIK 790179

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2002 there were 9,680,000 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                   FORM 10-QSB
                          PRESTIGE CAPITAL CORPORATION

                                      INDEX
                                                                      Page
PART I.       Financial Information                                      3

              Unaudited Condensed Balance Sheets - June 30, 2002         3
                and December 31, 2001

              Unaudited Condensed Statements  of  Operations - Three     4
                Months  and Six Months  Ended June 30,  2002 and
                2001, and Inception to June 30, 2002

              Unaudited Condensed Statements of Cash Flows - Six         5
                Months Ended June 30, 2002 and 2001, and
                Inception to June 30, 2002

              Notes to Consolidated Financial Statements                 6

              Management's  Discussion and Analysis of Financial        10
                Condition

PART II.      Other Information                                         11

              Signatures                                                11

                                     PART I.
                              Financial Information

                          PRESTIGE CAPITAL CORPORATION
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS


                                     ASSETS


                                                     June 30,     December 31,
                                                       2002           2001
                                                    -----------    -----------
CURRENT ASSETS:
   Cash                                            $        101   $         28
                                                    -----------    -----------
          Total Current Assets                              101             28
                                                    -----------    -----------
                                                   $        101   $         28
                                                   ------------   ------------


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                                $        730   $      1,330
   Advances from a related party                         11,311          8,811
                                                    -----------    -----------
          Total Current Liabilities                      12,041         10,141
                                                    -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.001 par value,
     50,000,000 shares authorized,
     9,680,000 shares issued and
     outstanding                                          9,680          9,680
   Capital in excess of par value                       352,287        352,287
   Deficit accumulated during the
     development stage                                 (373,907)      (372,080)
                                                    -----------    -----------
          Total Stockholders' Equity (Deficit)          (11,940)       (10,113)
                                                    -----------    -----------
                                                   $        101   $         28
                                                   ------------   ------------

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

                          PRESTIGE CAPITAL CORPORATION
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                          From
                                    For the Three       For the Six   Inception on
                                    Months Ended       Months Ended    February 7,
                                      June 30,           June 30,     1986, Through
                                  ----------------- -----------------   June 30,
                                    2002     2001      2002     2001      2002
                                  -------- -------- -------- --------  ---------
REVENUE                           $      - $      -  $     -  $     -   $      -

COST OF SALES                            -        -        -        -          -
                                  -------- -------- -------- --------  ---------
GROSS PROFIT                             -                 -        -          -

EXPENSES:
   General and administrative          730    2,349    1,827    2,389    102,485
                                  -------- -------- -------- --------  ---------
LOSS FROM OPERATIONS                  (730)  (2,349)  (1,827)  (2,389)  (102,485)
                                  -------- -------- -------- --------  ---------
OTHER EXPENSE:
   Loss from disposal of assets          -        -        -        -    250,000
   Interest expense                      -        -        -        -     21,422
                                  -------- -------- -------- --------  ---------
        Total Other (Expense)            -        -        -        -   (271,422)
                                  -------- -------- -------- --------  ---------
LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                (730)   (2,349)  (1,827)  (2,389)  (373,907)

CURRENT TAX EXPENSE                                        -        -          -

DEFERRED TAX EXPENSE                                       -        -          -
                                  -------- -------- -------- --------  ---------
NET LOSS  $                          (730) $ (2,349)$ (1,827)$ (2,389)$ (373,907)
                                  ======== ======== ======== ======== ==========
LOSS PER COMMON SHARE             $  (.00) $   (.00)$   (.00)$   (.00)$     (.18)
                                  ======== ======== ======== ======== ==========

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                          PRESTIGE CAPITAL CORPORATION
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                          From
                                                        For the Six   Inception on
                                                       Months Ended    February 7,
                                                         June 30,     1986, Through
                                                    -----------------   June 30,
                                                       2002     2001      2002
                                                    -------- --------  ---------
Cash Flows From Operating Activities:
  Net loss                                          $ (1,827)$ (2,389) $(373,907)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
   Loss from disposal of assets                            -        -    250,000
   Stock issued for services                               -        -     25,521
   Changes is assets and liabilities:
      (Increase) in inventory                              -        -   (165,000)
      Increase (decrease) in accounts payable           (600)     271        730
      Increase in accrued interest                         -        -     21,479
                                                    -------- --------  ---------
       Net Cash Provided (Used) by Operating
        Activities                                    (2,427)  (2,118)  (241,177)
                                                    -------- --------  ---------
Cash Flows From Investing Activities                       -        -          -
                                                    -------- --------  ---------
          Net Cash Flows (Used) by Investing
           Activities                                      -        -          -
                                                    -------- --------  ---------
Cash Flows From Financing Activities:
  Advances from a related party                        2,500    2,300     11,311
  Proceeds from notes payable - related party              -        -     21,000
  Issuance of common stock                                 -        -    208,967
                                                    -------- --------  ---------
       Net Cash Provided by Financing Activities       2,500    2,300    241,278
                                                    -------- --------  ---------
Net Increase (Decrease) in Cash                           73      182        101

Cash at Beginning of Period                               28       80          -
                                                    -------- --------  ---------
Cash at End of Period                               $    101 $    262  $     101
                                                    ======== ========  =========
Supplemental Disclosures of Cash Flow
  Information:

  Cash paid during the period for:
    Interest                                        $      - $      -  $       -
    Income taxes                                    $      - $      -  $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
   For the periods ended June 30, 2002:
      None

   For the periods ended June 30, 2001:
      None

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

     Reclassification - The financial statements for periods prior to June 30, 2002 have been reclassified to conform to the headings and classifications used in the June 30, 2002 financial statements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

     Management Compensation - During the six months ended June 30, 2002 and 2001, the Company did not pay any compensation to any officer/directors of the Company.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

     Advances from a related party - A shareholder has advanced cash to the company to pay certain expenses. During the six months ended June 30, 2002, $2,500 was advanced by the shareholder to pay company expenses. As of June 30, 2002 and December 31, 2001, the amount due to the shareholder was $11,311 and $8,811. No interest is being accrued on the advances.

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

NOTE 5 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At June 30, 2002, the Company has available unused operating loss carryforwards of approximately $374,000, which may be applied against future taxable income and which expire in various years through 2022.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $127,100 and $126,500 as of June 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $600 during the six months ended June 30, 2002.

                          PRESTIGE CAPITAL CORPORATION
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                                                          From
                                      For the Three         For the Six   Inception on
                                      Months Ended         Months Ended    February 7,
                                        June 30,             June 30,     1986, Through
                                  ------------------- -------------------   June 30,
                                     2002      2001      2002      2001      2002
                                  --------- --------- --------- --------- ---------
     Loss from continuing operations
       available to common stock
       holders (numerator)        $    (730)$  (2,349)$  (1,827)$  (2,389)$(373,907)
                                  --------- --------- --------- --------- ---------
     Weighted average number of
       common shares outstanding
       used in earnings per share
       during the period          9,680,000 9,680,000 9,680,000 9,680,000 2,028,572
                                  --------- --------- --------- --------- ---------

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

Six Month Periods Ended June 30, 2002 and 2001

The Company had no revenue from continuing operations for the six-month periods ended June 30, 2002 and 2001.

General and administrative expenses for the six month periods ended June 30, 2002 and 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $1,827 and $2,389 for the six-month periods ended June 30, 2002 and 2001, respectively.

As a result of the foregoing factors, the Company realized a net loss of $1,827 for the six months ended June 30, 2002, as compared to a net loss of $2,389 for the same period in 2001.

Liquidity and Capital Resources

As of June 30, 2002, a principal shareholder, Lynn Dixon, had advanced funds to pay expenses of the Company in the amount of $11,311, which included $2,500 of advances made during the first six months of 2002. As a result, at June 30, 2002, the Company had $101 in cash, $730 in accounts payable, and $11,311 in accounts payable to Mr. Dixon as a related party giving the Company a working capital deficit of $11,940, as compared to a working capital deficit of $10,113 at December 31, 2001. This increase in working capital deficit is due to additional general and administrative expenses without any cash inflow.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibits: Included as Exhibit 99.1 is the Certification required by the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:  None

                              SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PRESTIGE CAPITAL CORPORATION


Date: August 12, 2002                     By: /s/ Pam Jowett, President