Form 10QSB
period 2002-09-30
PRESTIGE CAPITAL CORP
filed 2002-11-19
CIK 790179

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity: As of September 30, 2002 there were 9,680,000 shares of common stock outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

                                   FORM 10-QSB
                          PRESTIGE CAPITAL CORPORATION

                                      INDEX
                                                                        Page
PART I.       Financial Information                                      3

              Item 1.  Financial Statements                              3

              Unaudited  Condensed  Balance  Sheets -  September         3
              30, 2002 and December 31, 2001

              Unaudited  Condensed  Statements  of  Operations -         4
              Three Months and Nine Months Ended  September 30, 2002
              and 2001, and Inception to September 30, 2002

              Unaudited  Condensed  Statements  of Cash  Flows -         5
              Nine Months Ended September 30, 2002 and 2001, and
              Inception to September 30, 2002

              Notes to Consolidated Financial Statements                 6

              Item 2.  Management's  Discussion  and Analysis or        10
              Plan of Operation

              Item 3.  Controls and Procedures                          10

PART II.      Other Information                                         11

              Signatures                                                11

                          Part I. Financial Information
                          Item 1. Financial statements

                          PRESTIGE CAPITAL CORPORATION
                          [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS


                                     ASSETS

                                                   September 30,  December 31,
                                                       2002           2001
                                                    -----------    -----------
CURRENT ASSETS:
   Cash                                            $         46   $         28
                                                    -----------    -----------
          Total Current Assets                               46             28
                                                    -----------    -----------
                                                   $         46   $         28
                                                   ------------   ------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
   Accounts payable                                $        500   $      1,330
   Advances from a related party                         12,011          8,811
                                                    -----------    -----------
          Total Current Liabilities                      12,511         10,141
                                                    -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, $.001 par value,
     50,000,000 shares authorized,
     9,680,000 shares issued and
     outstanding                                          9,680          9,680
   Capital in excess of par value                       352,287        352,287
   Deficit accumulated during the
     development stage                                 (374,432)      (372,080)
                                                    -----------    -----------
          Total Stockholders' Equity (Deficit)          (12,465)       (10,113)
                                                    -----------    -----------
                                                   $         46   $         28
                                                   ------------   ------------




Note:The Balance Sheet as of December 31, 2001 was taken from the audited financial statements at that date and condensed.

              The accompanying notes are an integral part of these
                    unaudited condensed financial statements.

                          PRESTIGE CAPITAL CORPORATION
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                          From
                                    For the Three      For the Nine   Inception on
                                    Months Ended       Months Ended    February 7,
                                    September 30,      September 30,  1986, Through
                                  ----------------- ----------------- September 30,
                                    2002     2001      2002     2001      2002
                                  -------- -------- -------- --------  ---------
REVENUE                           $      - $      - $      - $      -  $       -

COST OF SALES                            -        -        -        -          -
                                  -------- -------- -------- --------  ---------
GROSS PROFIT                             -        -        -        -          -

EXPENSES:
   General and administrative          525    1,334    2,352    3,723    103,010
                                  -------- -------- -------- --------  ---------
LOSS FROM OPERATIONS                  (525)  (1,334)  (2,352)  (3,723)  (103,010)
                                  -------- -------- -------- --------  ---------
OTHER EXPENSE:
   Loss from disposal of assets          -        -        -        -    250,000
   Interest expense                      -        -        -        -     21,422
                                  -------- -------- -------- --------  ---------
        Total Other (Expense)            -        -        -        -   (271,422)
                                  -------- -------- -------- --------  ---------
LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                 (525)  (1,334)  (2,352)  (3,723)  (374,432)

CURRENT TAX EXPENSE                      -        -        -        -          -

DEFERRED TAX EXPENSE                     -        -        -        -          -
                                  -------- -------- -------- --------  ---------
NET LOSS  $                           (525)$ (1,334)$ (2,352)$ (3,723) $(374,432)
                                  ======== ======== ======== ========  =========

LOSS PER COMMON SHARE             $   (.00)$   (.00)$   (.00)$   (.00) $    (.17)
                                  ======== ======== ======== ========  =========




              The accompanying notes are an integral part of these
                    unaudited condensed financial statements.

                          PRESTIGE CAPITAL CORPORATION
                          [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                          From
                                                      For the Nine    Inception on
                                                      Months Ended     February 7,
                                                      September 30,   1986, Through
                                                    ----------------- September 30,
                                                      2002     2001       2002
                                                    -------- -------- -------------
Cash Flows From Operating Activities:
  Net loss                                          $(2,352) $(3,723) $   (374,432)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Loss from disposal of assets                          -        -       250,000
    Stock issued for services                             -        -        25,521
    Changes is assets and liabilities:
      (Increase) in inventory                             -        -      (165,000)
      Increase (decrease) in accounts payable          (830)    (729)          500
      Increase in accrued interest                        -        -        21,479
                                                    -------- -------- -------------
       Net Cash Provided (Used) by Operating
        Activities                                   (3,182)  (4,452)     (241,932)
                                                    -------- -------- -------------
Cash Flows From Investing Activities                      -        -             -
                                                    -------- -------- -------------
          Net Cash Flows (Used) by Investing
           Activities                                     -        -             -
                                                    -------- -------- -------------
Cash Flows From Financing Activities:
  Advances from a related party                       3,200    4,500        12,011
  Proceeds from notes payable - related party             -        -        21,000
  Issuance of common stock                                -        -       208,967
                                                    -------- -------- -------------
       Net Cash Provided by Financing Activities      3,200    4,500       241,978
                                                    -------- -------- -------------
Net Increase (Decrease) in Cash                          18       48            46

Cash at Beginning of Period                              28       80             -
                                                    -------- -------- -------------
Cash at End of Period                               $    46  $   128  $         46
                                                    ======== ======== =============
Supplemental Disclosures of Cash Flow
  Information:

  Cash paid during the period for:
    Interest                                        $     -  $     -  $          -
    Income taxes                                    $     -  $     -  $          -

Supplemental Schedule of Noncash Investing and Financing Activities:
   For the periods ended September 30, 2002:
      None

   For the periods ended September 30, 2001:
      None

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

     Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

     Reclassification - The financial  statements for periods prior to September
     30,  2002  have  been   reclassified   to  conform  to  the   headings  and
     classifications used in the September 30, 2002 financial statements.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

     Management Compensation - During the nine months ended September 30, 2002 and 2001, the Company did not pay any compensation to any officer/directors of the Company.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his home as a mailing address, as needed, at no expense to the Company.

     Advances from a related party - A shareholder has advanced cash to the Company to pay certain expenses. During the nine months ended September 30, 2002, $3,200 was advanced by the shareholder to pay company expenses. As of September 30, 2002 and December 31, 2001, the amount due to the shareholder was $12,011 and $8,811. No interest is being accrued on the advances.

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

NOTE 5 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. At September 30, 2002, the Company has available unused operating loss carryforwards of approximately $374,000, which may be applied against future taxable income and which expire in various years through 2022.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $127,300 and $126,500 as of September 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $800 during the nine months ended September 30, 2002.

                          PRESTIGE CAPITAL CORPORATION
                          [A Development Stage Company]

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the effect on income and the weighted average number of shares of dilutive potential common stock for the periods presented:

                                                                                         From
                                          For the Three           For the Nine       Inception on
                                          Months Ended            Months Ended        February 7,
                                          September 30,           September 30,      1986, Through
                                     ----------------------- ----------------------- September 30,
                                         2002        2001        2002        2001       2002
                                     ----------- ----------- ----------- ----------- -----------
     Loss from continuing operations
       available to common stock
       holders (numerator)           $     (525) $   (1,334) $   (2,352) $   (3,723) $ (374,432)
                                     ----------- ----------- ----------- ----------- -----------
     Weighted average number of
       common shares outstanding
       used in earnings per share
       during the period              9,680,000   9,680,000   9,680,000   9,680,000   2,144,369
                                     =========== =========== =========== =========== ===========

     Dilutive  loss per share was not  presented,  as the  Company had no common
     equivalent   shares  for  all  periods  presented  that  would  effect  the computation of diluted loss per share.

      Item 2. Management's Discussion and Analysis or Plan of Operation

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

Nine Month Periods Ended September 30, 2002 and 2001

The Company had no revenue from continuing operations for the nine-month periods ended September 30, 2002 and 2001.

General and administrative expenses for the nine month periods ended September 30, 2002 and 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,352 and $3,723 for the nine-month periods ended September 30, 2002 and 2001, respectively.

As a result of the foregoing factors, the Company realized a net loss of $2,352 for the nine months ended September 30, 2002, as compared to a net loss of $3,723 for the same period in 2001.

Liquidity and Capital Resources

As of September 30, 2002, a principal shareholder, Lynn Dixon, had advanced funds to pay expenses of the Company in the amount of $12,011, which included $3,200 of advances made during the first nine months of 2002. As a result, at September 30, 2002, the Company had $46 in cash, $500 in accounts payable, and $12,011 in accounts payable to Mr. Dixon as a related party giving the Company a working capital deficit of $12,465, as compared to a working capital deficit of $10,113 at December 31, 2001. This increase in working capital deficit is due to additional general and administrative expenses without any cash inflow.

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

                         Item 3. Controls and Procedures

With the participation of management, the Company's chief executive officer and chief financial officer evaluated its disclosure controls and procedures on September 30, 2002. Based on this evaluation, the chief executive officer and the chief financial officer concluded that the disclosure controls and procedures are effective in connection with the Company's filing of its quarterly report on Form 10-QSB for the quarterly period ended September 30, 2002.

Subsequent to September 30, 2002, through the date of this filing of Form 10-QSB for the quarterly period ended September 30, 2002, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

                           PART II. OTHER INFORMATION

                   Item 6. Exhibits and Reports on Form 8-K

Exhibits:  None

Reports on Form 8-K:  None


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PRESTIGE CAPITAL CORPORATION


Date: November 13, 2002                   By: /s/ Pam Jowett, Chief Executive
                                              and Financial Officer

   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                              Section 906 of the
                           Sarbanes-Oxley Act of 2002.

     In connection with the Quarterly Report of Prestige Capital Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Pam Jowett, Chief Executive and Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 13, 2002                   By: /s/ Pam Jowett, Chief Executive
                                              and Financial Officer

                                  CERTIFICATION

I, Pam Jowett, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Prestige Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                   /s/ Pam Jowett, Chief Executive and
                                              Financial Officer