Form 10KSB
period 2006-12-31
PRESTIGE CAPITAL CORP
filed 2007-08-09
CIK 790179

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal years ended December 31, 2006, 2005, 2004, 2003, and 2002

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. - 33-3583-S

PRESTIGE CAPITAL CORPORATION

(Name of Small Business Issuer in its Charter)

Nevada	93-0945181
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1348 East 3300 South #202

Salt Lake City, UT  84106

 (Address of Principal Executive Offices)

Issuer’s Telephone Number: (435) 674-0072

Securities registered under Section 12(b) of the Act: None

Name of Each Exchange on Which Registered: None

Securities registered under Section 12(g) of the Act:

$0.001 par value common stock

Title of Class

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒  No  ☐    (2) Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

State Issuer’s revenues for its most recent fiscal year: December 31, 2006 - $0, 2005 - $0, 2004 - $0, 2003 - $0, and 2002 - $0.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days.

December 31, 2006 - $5,411. There are approximately 5,411,000 shares of common voting stock of the Issuer held by non-affiliates. Because there has been no “established public market” for the Issuer’s common stock during the past five years, the Issuer has arbitrarily valued these shares at par value of $0.001 per share.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

None, Not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

June 17, 2007:  Common – 11,511,000

June 17, 2007:  Preferred – 0

DOCUMENTS INCORPORATED BY REFERENCE

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Report.

Transitional Small Business Issuer Format Yes ☐  No ☒

PART I

Item 1. Description of Business

Business Development

Organization

Our Company (Prestige Capital Corporation, our “Company”, “we”, “our” and “us”) was originally formed as a Hood Ventures, Inc. under the laws of the State of Utah on February, 7 1986. Prestige Capital Corporation was organized by us under the laws of the State of Nevada on December 31, 1998, for the purpose of changing our name and domicile to the State of Nevada.  On January 4, 1999, we merged with the Nevada Corporation, the survivor being Prestige Capital Corporation.  Subsequent to December 31, 2002 the company remained inactive and was eventually suspended by the State of Nevada.  During 2006 the Company was re-instated by the State of Nevada and is currently in good standing. Our Company is now in the development stage as it searches for new business opportunities.

Copies of the Articles of Merger and our Articles of Incorporation, as amended, together with our By-Laws, are incorporated herein by reference.

We have authorized capital of 50,000,000 shares of common stock of a par value of $0.001 per share.  Our Company was formed for the primary purpose of engaging in any and all lawful business.

Our Company has been dormant since 2002.  On June 27, 2006, our Board of Directors began the process of bringing our Company current, with the appointment of new officers and directors. We also authorized the issuance of 6,100,000 shares of our common stock to Tryant, LLC for $25,000 and authorized the board to purchase and cancel 4,269,000 shares for $4,269.00 from selling shareholders associated with the former Board of Directors.

Business

We are currently seeking and investigating potential assets, property or businesses to acquire, the Company has had no material business operations for over ten years. Our Company’s plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected. The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries.

Our Company is not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular entity’s management personnel; the anticipated acceptability of any new products or marketing concepts that it may have; the merit of its technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited. See the heading “Business Experience,” Part III, Item 9.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our Company’s directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company’s common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $400,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.

None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us.

Risk Factors

In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, the Company’s present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

Extremely Limited Assets; No Source of Revenue

The Company has virtually no assets and has had no revenue for over the past ten years or to the date hereof. Nor will the Company receive any revenues until it completes an acquisition, reorganization or merger, at the earliest. The Company can provide no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis. Although management intends to apply any proceeds it may receive through the issuance of stock or debt to a suitable acquisition, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. The Company can provide no assurance that any use or allocation of such proceeds will allow it to achieve its business objectives.

Our Company May Be Deemed to Be a “Blank Check” Company Until We Adopt a Business Plan.

The limited business operations of our Company, as now contemplated, involve those of a “blank check” company. The only activities to be conducted by our Company are winding down the business and to manage our current limited assets and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for securities of our Company or pursuant to a reorganization or merger through which securities of our Company will be issued or exchanged.

Discretionary Use of Proceeds; “Blank Check” Company.

Because our Company is not currently engaged in any substantive business activities, as well as management’s broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or business, our Company may be deemed to be a “blank check” company. Although management intends to apply any proceeds we may receive through the issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. Our Company can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives.

Our Company Will Seek Out Business Opportunities.

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; our Company may also advertise our availability as a vehicle to bring a company to the public market through a “reverse” acquisition or merger.

Absence of Substantive Disclosure Relating to Prospective Acquisitions

Because the Company has not yet identified any assets, property or business that it may acquire, potential investors in the Company will have virtually no substantive information upon which to base a decision whether to invest in the Company. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company can provide no assurance that any investment in the Company will not ultimately prove to be less favorable than such a direct investment.

Unspecified Industry and Acquired Business; Unascertainable Risks

To date, the Company has not identified any particular industry or business in which to concentrate its acquisition efforts. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may acquire. To the extent that the Company may acquire a business in a high risk industry, the Company will become subject to those risks. Similarly, if the Company acquires a financially unstable business or a business that is in the early stages of development, the Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which it may become involved, there can be no assurance that it will correctly assess such risks.

Uncertain Structure of Acquisition

Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to engage in or acquire any specific business, assets, property or business. Accordingly, it is unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because our Company has virtually no resources as of the date of this Annual Report, management expects that any such acquisition would take the form of an exchange of capital stock.

Going Concern Factors

The Company’s operations have been unprofitable since its inception and do not currently include any plans to generate revenues. These factors raise substantial doubt about its ability to continue as a going concern.

The Company's plan is to seek a business venture in which to participate. The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that the Company will be able to identify and acquire any business opportunity that will ultimately prove to be beneficial to the Company and its shareholders.

The Company is pursuing its search for a business opportunity primarily through its officers and directors, although other sources, such as professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others, may present unsolicited proposals.

The activities of the Company are subject to several significant risks that arise primarily as a result of the fact that the Company has no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without the consent, vote, or approval of the Company's shareholders. A description of the manner in which the Company will pursue the search for and participation in a business venture is described above.

Losses Associated With Startup.

Our Company has not had a profitable operating history. We cannot guarantee that we will become profitable.

Federal and State Restrictions on “Blank Check” Companies

Federal Restrictions.

Recent amendments to Form 8-K by the Securities and Exchange Commission regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such reorganization, and incurring the time and expense costs normally avoided by reverse acquisitions.

The Wulff Letter, as discussed below under Part II, Item 5, under the heading “Restrictions on Sales of Certain Restricted Securities,” can restrict the free tradeability of certain shares issued to our promoters or founders or affiliates in any transaction with us to resale pursuant to an effective registration statement filed with the Securities and Exchange Commission. We would expect the definition of these applicable persons to be liberally construed to promote the findings set out in the Wulff Letter.

If we publicly offer any securities as a condition to the closing of any acquisition, merger or reorganization while we are a blank check or shell company, we will have to fully comply with Rule 419 of the Securities and Exchange Commission and deposit all funds in escrow pending advice about the proposed transaction to our stockholders fully disclosing all information required by Regulation 14 of the Securities and Exchange Commission and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any elect not to invest following advice about the proposed transaction, all funds held in escrow must be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. The foregoing is only a brief summary of Rule 419. We do not anticipate making any public offerings of our securities that would come within the context of an offering described in Rule 419.

All of these laws, rules and regulations could severely restrict us from completing the acquisition of any business or any merger or reorganization for the following reasons, among others:

*

The time and expense in complying with any of the foregoing could be prohibitive and eliminate the reasons for a reverse acquisition.

*

Management or others who own or are to receive shares that may be covered by the Wulff Letter may demand registration rights for these shares, and the acquisition candidate may refuse to grant them by reason of the time, cost and expense; or because the filing any such registration statement may be integrated with planned financing options that could prohibit or interfere with such options or such registration statement.

*

Demands for cash in lieu of securities could be too high a cost of dilution to the acquisition candidate, especially when taking into account the dilution that results from the shareholdings that are retained by our shareholders.

*

These costs and expenses, if agreed upon, would no doubt further dilute our shareholders, as any acquisition candidate may not be willing to leave as many shares with our shareholders in any such transaction.

*

An acquisition candidate may demand that outstanding Wulff Letter shares be cancelled, and the holders of these shares could refuse to do so without compensation, including our current director.

*

Finder’s and parties who may introduce acquisition candidates would no doubt be unwilling to introduce any such candidates to us if shares issued to them came within the Wulff Letter interpretations and no registration rights were granted, which would substantially restrict our ability to attract such potential candidates.

State Restrictions.

A total of 36 states prohibit or substantially restrict the registration and sale of “blank check” companies within their borders. Additionally, 36 states use “merit review powers” to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. Our Company intends to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed. However, while our Company has no substantive business operations and is deemed to a “blank check” Company, these legal restrictions may have a material adverse impact on the Company’s ability to raise capital because potential purchasers of the Company’s securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of our Company’s common stock within the borders of regulating states.

By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington), some of which are included in the group of 36 states mentioned above, place various restrictions on the sale or resale of equity securities of “blank check” or “blind pool” companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from “manual listing” registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies. Because our Company does not intend to make any offering of our securities in the foreseeable future, management does not believe that any state restriction on “blank check” offerings will have any effect on our Company.

In most jurisdictions, “blank check” and “blind pool” companies are not eligible for participation in the Small Corporate Offering Registration (“SCOR”) program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. All states (with the exception of Alabama, Delaware, Florida, Hawaii, Minnesota, Nebraska and New York) have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification by filing a Form U-7 with the states’ securities commissions. Nevertheless, our Company does not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where it may be eligible for participation in SCOR, despite our status as a “blank check” or “blind pool” company.

The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on our Company’s ability to register, offer and sell and/or to develop a secondary market for shares of our Company’s common stock in virtually every jurisdiction in the United States. These restrictions should cease once and if our Company acquires a venture by purchase, reorganization or merger, so long as the business operations succeeded to involve sufficient activities of a specific nature.

Management to Devote Insignificant Time to Activities of Our Company.

Members of our Company’s management are not required to devote their full time to the affairs of our Company. Because of their time commitments, as well as the fact that our Company has no business operations, the members of management currently devote one hour a week to the activities of our Company, until such time as our Company has identified a suitable acquisition target.

No Market for Common Stock; No Market for Shares.

Although our Company intends to submit for quotation of our common stock on the OTC Bulletin Board of the NASD before any selection of a business opportunity or a merger or acquisition transaction, and to seek a broker-dealer to act as market-maker for our securities (without the use of any consultant), there is currently no market for such shares, there have been no discussions with any broker-dealer or any other person in this regard, and no market maker has been identified; there can be no assurance that such a market will ever develop or be maintained or that we will have any success in having our securities quoted on the OTC Bulletin Board. Any market price for shares of common stock of our Company is likely to be very volatile, and numerous factors beyond the control of our Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Company's common stock in any market that may develop. Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop. See Part II, Item 5.

Risks of “Penny Stock”

Our Company’s common stock may be deemed to be “penny stock” as that term is defined in Reg. Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker- dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our Company’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our Company’s common stock to resell their shares to third parties or to otherwise dispose of them.

There has been no “public market” for the Company’s common stock. At such time as our Company identifies a business opportunity or completes a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in our common stock will most likely be conducted in the over-the-counter market in the “pink sheets” or the OTC Bulletin Board of the NASD. Management intends to submit our securities for quotations on a national medium as soon as is reasonably practicable.

Principal Products or Services and their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and the Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of “blank check” companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO’s, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None; not applicable.

Need for any Governmental Approval of Principal Products or Services

Because our Company currently produces no products or services, we are not presently subject to any governmental regulation in this regard. However, in the event that our Company engages in a merger or acquisition transaction with an entity that engages in such activities, we will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on the Business

The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a “Small Business Issuer,” defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer, is not an investment company, and if a majority-owned subsidiary, the parent is also a small business issuer, provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer’s outstanding securities held by non-affiliates) of $25 million or more.

The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. (“NASAA”) have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for “blank check” companies like our Company, and may make the use of these companies obsolete.

We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K12G3.

If we are acquired by a non-“reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-“reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a “blank check” or “blind pool” company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission.

Research and Development Costs During the Last Two Fiscal Years

None; not applicable.

Cost and Effects of Compliance with Environmental Laws

None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by our Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to our Company for acquisition, reorganization or merger.

Number of Total Employees and Number of Full Time Employees

None; not applicable.

Item 2. Description of Property

The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of Swen Mortenson, our Company’s Secretary, which are provided at no cost to the Company.  See Part I, Item 1. Because the Company has had no business, its activities have been limited to keeping itself in good standing in the State of Nevada. These activities have consumed an insignificant amount of management’s time; accordingly, the costs to Mr. Mortenson of providing the use of his office and telephone have been minimal.

Item 3. Legal Proceedings

The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

Except as set forth below, no matter was submitted to a vote of our Company’s security holders during the fourth quarter of the period covered by this Annual Report or during the previous two fiscal years.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

There is currently no public market for our common stock.  Our Company intends to submit for listing on the OTC Bulletin Board of the NASD. We can not ensure that we will be successful in obtaining quotations on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. and no assurance can be given that any market for our Company’s common stock will develop or be maintained.

For any market that develops for our Company’s common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have not satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144. See the caption “Recent Sales of Unregistered Securities,” of this Item, below. Also see the caption “Restrictions on Sales of Certain Restricted Securities” for a discussion on shares subject to a registration agreement.

A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of restricted securities which can be sold in any ninety (90) day period; the requirement of unsolicited broker’s transactions; and the filing of a Notice of Sale on Form 144.

Holders

The number of record holders of the Company’s common stock as of the date of this Report is approximately 76, not including an indeterminate number who may hold shares in “street name.”

Dividends

Our Company has not declared any cash dividends with respect to our common stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of our Company cannot be ascertained with any certainty, and if and until our Company completes any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our Company’s ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

Our Company does not have any Equity Compensation Plans.

Recent Sales of Unregistered Securities

On June 21, 2006, we authorized the issuance of 6,100,000 shares of our common stock for $25,000.

There have been no other sales of “restricted securities” or other securities by us during the past three years.

Restrictions on Sales of Certain “Restricted Securities”

Generally, “restricted securities” can be resold under Rule 144 once they have been held for at least one year (subparagraph (d) thereof), provided that the issuer of the securities satisfies the “current public information” requirements (subparagraph (c)) of the Rule; no more than 1% of the outstanding securities of the issuer are sold in any three month period (subparagraph (e)); the seller does not arrange or solicit the solicitation of buyers for the securities in anticipation of or in connection with the sale transactions or does not make any payment to anyone in connection with the sales transactions except the broker dealer who executes the trade or trades in these securities (subparagraph (f)); the shares are sold in “broker’s transactions” only (subparagraph (g)); the seller files a Notice on Form 144 with the Securities and Exchange Commission at or prior to the sales transactions (subparagraph (h)); and the seller has a bona fide intent to sell the securities within a reasonable time of the filing. Once two years have lapsed, assuming the holder of the securities is not an “affiliate” of the issuer, unlimited sales can be made without further compliance with the terms and provisions of Rule 144.

In January, 2000, Richard K. Wulff, the Chief of the Securities and Exchange Commission’s Office of Small Business, wrote a letter to Ken Worm, the Assistant Director of the OTC Compliance Unit of NASD Regulation, Inc. Many members of the securities community have come to refer to that letter as the “Wulff letter.”

The Wulff letter was written in response to a request for guidance from Mr. Worm. In his request, Mr. Worm had referred to several situations in which non-affiliate stockholders of “blank check” issuers had sought to treat their shares as “free-trading” or unrestricted securities. As defined in the Wulff letter, a blank check company is “a development stage company that has no specific business plan or purpose or has indicated its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.”

 Citing the concerns of the United States Congress and the Securities and Exchange Commission over potential fraud and market manipulations involving blank check companies, the Wulff letter stated that affiliates of blank check issuers, as well as transferees of their securities, are “underwriters” with respect to such securities. Accordingly, transactions in these companies’ securities by promoters, affiliates or their transferees do not fall within the scope of the Rule 144 “safe harbor” resales for securities that have been beneficially owned for at least one year and that satisfy informational and certain other requirements of the Rule, or the Section 4(1) exemption from registration for resales under the Securities Act of 1933, as amended (the “Securities Act”), that exempts sales by persons other than “an issuer, underwriter or a dealer.” As a result, it is the position of the Securities and Exchange Commission that these securities may be resold by these persons only pursuant to registration under the Securities Act. According to the Wulff letter, this restriction would continue to apply even after the blank check company completes a merger or acquisition transaction with an operating entity.

On June 21, 2006, a total of 6,100,000 shares of our common stock that are “restricted securities” as defined in Rule 144 of the Securities and Exchange Commission were issued to our controlling shareholder, Tryant, LLC in exchange for $25,000.

With respect to the securities of the Company that are owned by Tryant, LLC amounting to 6,100,000 shares or approximately 53% of our outstanding common voting securities and 53% of our fully diluted voting securities, this entity has agreed not to publicly resell these securities (in any private sale, the purchaser would be required to acknowledge the following restrictions) without registration under the Securities Act; or the receipt of a “no action” letter from the Securities and Exchange Commission indicating that registration is not required and that there is an available exemption from registration under the Securities Act for the resale of these securities; or there is a declaratory judgment by a federal or state court indicating that registration is not required for resale of these securities and that there is an available exemption from registration under the Securities Act for the resale of these securities.

Use of Proceeds of Registered Securities

Not applicable, we have not filed a Registration Statement during the last twelve month period.

Purchases of Equity Securities by Us and Affiliated Purchasers

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs
January 1, 2002 thru December 31, 2002	0	N/A	0	N/A
January 1, 2003 thru December 31, 2003	0	N/A	0	N/A
January 1, 2004 thru December 31, 2004	0	N/A	0	N/A
January 1, 2005 thru December 31, 2005	0	N/A	0	N/A
January 1, 2006 thru December 31, 2006	4,269,000	$0.001	0	N/A
Total	4,269,000	$0.001	0	N/A

Item 6. Management’s Discussion and Analysis or Plan of Operation

Forward-looking Statements

Statements made in this Annual Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may”, “would”, “could”, “should”, “expects”, “projects”, “anticipates”, “believes”, “estimates”, “plans”, “intends”, “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company’s control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company’s operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

Our Company’s plan of operation for the next 12 months is to: (i) consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our Company’s only foreseeable cash requirements will relate to maintaining our Company in good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to our Company. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to our Company than would be available from a commercial lender in an arm’s length transaction. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

Results of Operations

Other than maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during 2006, 2005, 2004, 2003 or 2002.

At December 31, 2006, 2005, 2004, 2003, and 2002, respectively, the Company had $164, $0, $0, $19, and $46 in cash.  See the Index to Financial Statements, Item 7 of this Report.

During the year ended December 31, 2006, the Company had a net loss of $567 as compared to a net loss of $1,325 for the same period ended December 31, 2005, as compared to a net loss of $1,344 for the same period ended December 31, 2004, as compared to a net loss of $2,652 for the same period ended December 31, 2003 and as compared to a net loss of $6,338 for the same period ended December 31, 2002. See the Index to Financial Statements, Item 7 of this Report.

Liquidity

At December 31, 2006, the Company has $164 cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loans.

Off-Balance Sheet Arrangements

None.

Item 7. Financial Statements.

The financial statements of the Company appear at the end of this report beginning with page 21

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 7, 2007, our Board of Directors appointed Michael J. Larsen, PC, Certified Public Accountant as our independent auditor. Additionally, concurrent with the decision to establish a relationship with Michael J. Larsen, PC, Certified Public Accountant, our Board of Directors approved the dismissal of PRITCHETT, SILER & HARDY, P.C. as our independent auditor.

No accountant's report issued by PRITCHETT, SILER & HARDY, P.C. on the financial statements for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of us to continue as a going concern.

During our two fiscal years ended December 31, 2002 and 2001 there were no disagreements with PRITCHETT, SILER & HARDY, P.C. on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during the two fiscal years ended December 31, 2002 and 2001.

Item 8(a)T. Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2006. Based on this evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2006.  The Company’s material weaknesses in internal control are due to the lack of segregation of duties and the lack of accounting expertise in the supervision of the financial reporting process.  However, the Company believes the costs of remediation outweigh the benefits given the limited operations of the company.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Changes in internal control over financial reporting

None.

Item 8(b). Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Identification of Directors and Executive Officers

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

Name	Positions Held	Date of Election or Designation	Date of Termination or Resignation
Tim Misewicz	President & Director	Jun-06	*
Randy Zundel	Vice President & Director	Jun-06	*
Swen Mortenson	Secretary & Director	Jun-06	*
George R. Horton	President &	Dec-02	Jun-06
	Director	Dec-02	Jun-06

* These persons presently serve in the capacities indicated.

On June 21, 2006, the company had a change in control as a result of common stock issuances and cancellations.  A total of 6,100,000 shares of our common stock that are “restricted securities” as defined in Rule 144 of the Securities and Exchange Commission were issued to our controlling shareholder, Tryant, LLC in exchange for $25,000.

The former officers and directors of the company resigned and new officers and directors were appointed. Concurrently, 4,269,000 shares were purchased by the Company and cancelled.

The following is information on the business experience of each director and officer.

Tim Misewicz is our President.  Mr. Misewicz has been involved in all aspects of the recreation and commercial fitness industry for over twenty years. He has built, operated, managed, and remodeled clubs ranging from 13-acre recreation facilities down to 3000 sq. ft. personal training studios.  From 1987 through 2002, his personal training company operated inside IRHSA clubs in the Utah market, generating annual gross sales over One Million Dollars annually.  From 2002 to 2004, Tim opened and operated two facilities dedicated exclusively to emerging fitness trend concepts such as core training and Pilates.  Since 2005 Mr. Misewicz has also acted as the President of Gamez of Lehi, Inc., a gaming center located in American Fork, Utah.  Presently, full time, Mr. Misewicz is engaged in the sales and marketing of fitness equipment for Fitco Fitness Center Outfitters.

Randy Zundel is our Vice President.  Mr. Zundel, age 51 has served as the CEO of ECO Cath-Lab Systems, Inc. for the past 3 years. ECO Cath-Labs is a start up medical device company. Mr. Zundel held various positions with OEC Medical Systems from 1981 to 2000. His final position was that of COO and CFO. The company was sold to General Electric in 2000. Mr. Zundel graduated from Utah State University in 1978, with a Bachelor Degree in Accounting.

Swen Mortenson is our Secretary.  Mr. Mortenson, age 57, has been the managing partner of Mortenson & Wyatt CPA Firm for over five years.  Mr. Mortenson graduated from Steven Henagers Business College in 1971, with an Associated Degree in Professional Accounting and Business.

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Certain Legal Proceedings

Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Code of Ethics

Due to its limited operations, the Company has not yet adopted a Code of Ethics.

Corporate Governance

Nominating Committee

Describe any material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors, where those changes were implemented after the registrant last provided disclosure.  If the Registrant did not have in place procedures, this constitutes a material change.

Audit Committee

Due to its limited operations, the Company has not yet appointed an Audit Committee.

Audit Committee Financial Expert

Due to its limited operations, the Company has not yet appointed a Financial Expert.

Item 10. Executive Compensation

We have not compensated our officers and directors during the years ended December 31, 2006, 2005, 2004, 2003 or 2002.

Stock Option Plans

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company’s management during the years ending December 31, 2006, 2005, 2004, 2003 and 2002, or the period ending on the date of this Annual Report. Further, no member of our Company’s management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors

There are no standard arrangements pursuant to which the Company’s directors are compensated for any services provided as director. No additional amounts are payable to the Company’s directors for committee participation or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following tables set forth the share holdings of those persons who were principal shareholders of the Company’s common stock prior to re-capitalization and the share holdings of those persons who are principal shareholders of the Company’s common stock after re-capitalization.

Ownership of Principal Shareholders

Name of Beneficial Owner	Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Tryant, LLC	1608 W. 2225 S. Woods Cross, UT 84087	6,100,000	53% of common stock

Security Ownership of Management

There are no shares owned or controlled by management.

Changes in Control

There are no additional present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

On June 21, 2006, the Company accepted an offer from Tryant, LLC for the acquisition of a controlling interest in the Company of 6,100,000 shares or 53% (after giving effect to the repurchase and cancellation of 4,269,000 shares) for $25,000.

Securities Authorized for Issuance under Equity Compensation Plans

None; not applicable.

Item 12. Certain Relationships and Related Transactions

Transactions with Management and Others

In October 2006, the Company loaned Tryant, LLC $5,194. In November and December 2006, Tryant repaid the $5,194 loan with interest of $506.

Parents of the Issuer

Transactions with Promoters and control persons

There were no material transactions, or series of similar transactions, during our Company’s last five fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder of ours or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits

Exhibits

EX 31.1 Certification of Tim Misewicz, the Company’s President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 31.2 Certification of Randy Zundel, the Company’s Vice President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32 Certification of Tim Misewicz and Randy Zundel pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002:

Fee Category	2006	2005	2004	2003	2002
Audit Fees	$0	$0	$0	$1,200	$2,730
Audit-related Fees	$0	$0	$0	$0	$0
Tax Fees	$0	$0	$0	$0	$0
All Other Fees	$0	$0	$0	$0	$0
Total Fees	$0	$0	$0	$0	$0

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Company has not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, the Company does require approval in advance of the performance of professional services to be provided to the Company by its principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESTIGE CAPITAL CORPORATION

Date:	June 28, 2007	By:	/s/Tim Misewicz
Tim Misewicz, President and Director

In accordance with the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

PRESTIGE CAPITAL CORPORATION

Date:	June 28, 2007	By:	/s/Tim Misewicz
Tim Misewicz, President and Director

Date:	June 28, 2007	By:	/s/Swen Mortenson
Swen Mortenson, Secretary/Treasurer and Director

Date:	June 28, 2007	By:	/s/Randy Zundel
Randy Zundel, Vice President and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Prestige Capital Corporation

I have audited the accompanying balance sheets of Prestige Capital Corporation (a development stage company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005 and for the period from January 1, 2003 through December 31, 2006.  These financial statements are the responsibility of the company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.  The financial statements of Prestige Capital Corporation for the period from inception on February 7, 1986 through December 31, 2002, were audited by other auditors whose report, dated February 18, 2003, on those statements included an explanatory paragraph that described conditions which raised substantial doubt about the ability of the company to continue as a going concern.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prestige Capital Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and for the period from January 1, 2003 through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2 to the financial statements, the company has incurred losses since inception and has no revenue-generating activities, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Michael J. Larsen, PC

Salt Lake City, Utah

August 2, 2007

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Balance Sheets

	December 31,
	2006	2005
Assets
Current Assets
Cash	$164	$-
Prepaid Expenses	3,500	-
Total Current Assets	3,664	-
Total Assets-	$3,664	$-

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$21	$5,156
Shareholder Loans	-	12,000
Total Current Liabilities	21	17,156

Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 11,511,000 and
9,680,000 shares issued and outstanding
at December 31, 2006 and 2005, respectively	11,511	9,680
Capital in excess of par value	376,448	356,913
Deficit accumulated during the development stage	(384,316)	(383,749)
Total Stockholders' Equity	3,643	(17,156)

Total Liabilities and Stockholders’ Equity	$3,664	$-

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Statements of Operations

For the Years Ended December 31, 2006 and 2005

and for the Period from Inception [February 7, 1986]

through December 31, 2006

			From Inception,
			February 7, 1986,
			through
			December 31,
	2006	2005	2006
Revenues	$-	$-	$-
Operating Expenses
General and Administrative	438	125	108,139
Loss from Operations	(438)	(125)	(108,139)

Other Income (Expense)
Related Party Interest Expense	(635)	(1,200)	(26,683)
Related Party Interest Income	506	-	506
Loss on Disposal of Assets	-	-	(250,000)
Total Other Income (Expense)	(129)	(1,200)	(276,177)

Net Loss before income taxes	(567)	(1,325)	(384,316)
Income Taxes	-	-	-

Net Loss	$(567)	$(1,325)	$(384,316)
Basic and Diluted Loss per Share	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	10,870,395	9,680,000

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Statements of Cash Flows

For the Years Ended December 31, 2006 and 2005

and for the Period from Inception [February 7, 1986]

through December 31, 2006

			From Inception,
			February 7, 1986,
			through
			December 31,
	2006	2005	2006
OPERATING ACTIVITIES
Net Loss	$(567)	$(1,325)	$(384,316)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Imputed related party interest expense	635	1,200	5,261
Loss from disposal of assets	-	-	250,000
Stock issued for services	-	-	25,521
Changes in assets and liabilities
(Increase) in Inventory	-	-	(165,000)
(Increase) in Prepaid Expenses	(3,500)	-	(3,500)
Increase (decrease) in Accounts Payable	(5,135)	125	21
Increase in Accrued Interest	-	-	21,479
Net cash used by
Operating Activities	(8,567)	-	(250,534)

INVESTING ACTIVITIES
Loan to shareholder	(5,194)	-	(5,194)
Repayment of loan to shareholder	5,194	-	5,194
Net cash provided by
Investing Activities	-	-	-

FINANCING ACTIVITIES
Proceeds from related party loans	806	-	33,806
Repayment of related party loans	(12,806)	-	(12,806)
Proceeds from issuance of common stock	25,000	-	233,967
Repurchase of common stock	(4,269)	-	(4,269)
Net cash provided by
Financing Activities	8,731	-	250,698

Net Cash Increase (Decrease) for Period	164	-	164
Cash at Beginning of Period	-	-	-
Cash at End of Period	$164	$-	$164

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Noncash investing and financing activities:

   None for the years ended December 31, 2006 and 2005.

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Statement of Stockholders’ Equity

From the Date of Inception on February 7, 1986

Through December 31, 2006

				Deficit
				Accumulated
	Common Stock		Capital in	During the
			Excess of	Development
	Shares	Amount	Par Value	Stage

BALANCE, February 7, 1986	-	$ -	$ -	$ -

Issuance of common stock for cash at $0.003
per share, February 7, 1986	1,500,000	1,500	3,500	-

Issuance of common stock for cash at $1.67
per share, March 16, 1987	150,000	150	249,850	-

Stock issuance costs	-	-	(46,133)	-

Reduction of insider shares	(1,400,000)	(1,400)	1,400	-

Issuance of common stock for film recorded
at predecessor's cost at $0.50 per share,
July 21, 1989	120,000	120	59,880	-

Net loss for the period from inception on
February 7, 1986 through
December 31, 1995	-	-	-	(306,798)

BALANCE, December 31, 1995	370,000	370	268,497	(306,798)

Net loss for the year ended December 31, 1996	-	-	-	(2,000)

BALANCE, December 31, 1996	370,000	370	268,497	(308,798)

Net loss for the year ended December 31, 1997	-	-	-	(2,000)

BALANCE, December 31, 1997	370,000	370	268,497	(310,798)

Issuance of common stock for cash at $0.01
per share, December 31, 1998	10,000	10	90	-

Net loss for the year ended December 31, 1998	-	-	-	(11,355)

BALANCE, December 31, 1998	380,000	380	268,587	(322,153)

Issuance of common stock for debt and services
at $0.01 per share, September 14, 1999	9,300,000	9,300	83,700	-

Net loss for the year ended December 31, 1999	-	-	-	(37,191)

BALANCE, December 31, 1999	9,680,000	9,680	352,287	(359,344)

Net loss for the year ended December 31, 2000	-	-	-	(7,993)

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Statement of Stockholders’ Equity

From the Date of Inception on February 7, 1986

Through December 31, 2006

-CONTINUED-

BALANCE, December 31, 2000	9,680,000	9,680	352,287	(367,337)

Net loss for the year ended December 31, 2001	-	-	-	(4,753)

BALANCE, December 31, 2001	9,680,000	9,680	352,287	(372,090)

Imputed related party interest expense	-	-	1,026	-

Net loss for the year ended December 31, 2002	-	-	-	(6,338)

BALANCE, December 31, 2002	9,680,000	9,680	353,313	(378,428)

Imputed related party interest expense	-	-	1,200	-

Net loss for the year ended December 31, 2003	-	-	-	(2,652)

BALANCE, December 31, 2003	9,680,000	9,680	354,513	(381,080)

Imputed related party interest expense	-	-	1,200	-

Net loss for the year ended December 31, 2004	-	-	-	(1,344)

BALANCE, December 31, 2004	9,680,000	9,680	355,713	(382,424)

Imputed related party interest expense	-	-	1,200	-

Net loss for the year ended December 31, 2005	-	-	-	(1,325)

BALANCE, December 31, 2005	9,680,000	9,680	356,913	(383,749)

Issuance of common stock for cash at
approximately $0.0041 per share, June 2006	6,100,000	6,100	18,900	-

Repurchase of common stock at $0.001 per
share, July 2006	(4,269,000)	(4,269)	-	-

Imputed related party interest expense	-	-	635	-

Net loss for the year ended December 31, 2006	-	-	-	(567)

BALANCE, December 31, 2006	11,511,000	$ 11,511	$ 376,448	$ (384,316)

The accompanying notes are an integral part of this financial statement.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Notes to Financial Statements

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Prestige Capital Corporation (“the Company”) was organized under the laws of the State of Utah on February 7, 1986 under the name of Hood Ventures, Inc.  On December 31, 1998, the name was changed to Prestige Capital Corporation.  On December 31, 1998, Hood Ventures, Inc. of Utah merged with Prestige Capital Corporation, a Nevada Corporation, leaving the Nevada Corporation as the surviving company.  The Company currently has no revenue-generating activities and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company is currently seeking business opportunities or potential business acquisitions. The Company does not intend to pay dividends in the foreseeable future.

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

NOTE 2   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has no revenue-generating activities.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3   RELATED PARTY TRANSACTIONS

Shareholder Loan Receivable – In October 2006, the Company loaned $5,194 to a shareholder of the Company. In November and December 2006, the shareholder repaid the $5,194 loan with interest of $506.

Shareholder Loans - During the years ended December 31, 2006 and 2005, respectively, $806 and $0 was loaned by shareholders of the Company and $12,806 and $0 was repaid to the shareholders.  As of December 31, 2006, the amount due to the shareholders was $0.  The interest expense on the loans was $635 and $1,200 for the years ended December 31, 2006 and 2005, respectively. The above mentioned shareholder loans were due on demand and had interest imputed at an annual rate of 12%.

Management Compensation - During the years ended December 31, 2006 and 2005, the Company did not pay any compensation to any officer/directors of the Company.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no cost to the Company.

Stock Issuances - In July 1989, 120,000 shares of common stock were issued to officers and directors of the Company for the purchase of a film valued at $60,000 ($0.50 per share).

In September 1999, 9,300,000 shares of common stock were issued to related parties in exchange for debt of $67,479 and services valued at $25,521 ($0.01 per share).

Repurchase of Stock - In July 2006, 4,269,000 shares of common stock were repurchased for cancellation by the Company from related parties for $4,269 cash ($0.001 per share).

NOTE 4   COMMON STOCK

In June 2006, 6,100,000 shares of common stock were issued for $25,000 cash (approximately $0.0041 per share).

In February 1986, 1,500,000 shares of common stock were issued for $5,000 cash ($0.003 per share).  1,400,000 shares were later returned for cancellation.

In March 1987, 150,000 shares of common stock were issued for $250,000 cash ($1.67 per share).  Stock offering costs of $46,133 were netted against the proceeds.

Stock Splits - In May 1987, the Board of Directors of the Company approved a 150 for 1 forward stock split and on December 15, 1998, the Board of Directors of the Company approved a 1 for 500 reverse stock split.  The financial statements have been restated, for all periods presented, to reflect these stock splits.

NOTE 5   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available net operating loss or tax credit carryforwards.  At December 31, 2006, the Company has available unused net operating loss carryforwards of approximately $7,600, which may be applied against future taxable income and which expire in various years from 2020 through 2025.  Due to a substantial change in the Company’s ownership during June 2006, there will be a $431 annual limitation on the amount of net operating loss carryforwards which can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards.  The net deferred tax assets are approximately $1,140 and $1,150 as of December 31, 2006 and 2005, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $10 during the year ended December 31, 2006.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Balance Sheets

	December 31,
	2004	2003	2002
Assets
Current Assets
Cash	$-	$19	$46
Total Current Assets	-	19	46
Total Assets	$-	$19	$46

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$5,031	$4,906	$3,481
Shareholder Loans	12,000	12,000	12,000
Total Current Liabilities	17,031	16,906	15,481

Stockholders’ Equity
Common stock, $.001 par value,
50,000,000 shares authorized,
9,680,000 shares issued and outstanding
at December 31, 2004, 2003 and 2002	9,680	9,680	9,680
Capital in excess of par value	355,713	354,513	353,313
Deficit accumulated during the development stage	(382,424)	(381,080)	(378,428)
Total Stockholders' Equity	(17,031)	(16,887)	(15,435)

Total Liabilities and Stockholders’ Equity	$-	$19	$46

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Statements of Operations

For the Years Ended December 31, 2004, 2003 and 2002

and for the Period from Inception [February 7, 1986]

through December 31, 2004

				From Inception
				Feb 7, 1986
				through
				December 31,
	2004	2003	2002	2004
Revenues	$-	$-	$-	$-
Operating Expenses
General and Administrative	144	1,452	5,312	107,576
Loss from Operations	(144)	(1,452)	(5,312)	(107,576)

Other Income (Expense)
Related Party Interest Expense	(1,200)	(1,200)	(1,026)	(24,848)
Loss on Disposal of Asset	-	-	-	(250,000)
Total Other Income (Expense)	(1,200)	(1,200)	(1,026)	(274,848)

Net Loss before income taxes	(1,344)	(2,652)	(6,338)	(382,424)
Income Taxes	-	-	-	-

Net Loss	$(1,344)	$(2,652)	$(6,338)	$(382,424)
Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	9,680,000	9,680,000	9,680,000

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

and for the Period from Inception [February 7, 1986]

through December 31, 2004

				From Inception
				Feb 7, 1986
				through
				December 31,
	2004	2003	2002	2004
OPERATING ACTIVITIES
Net Loss	$(1,344)	$(2,652)	$(6,338)	$(382,424)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Imputed related party interest expense	1,200	1,200	1,026	3,426
Loss from disposal of assets	-	-	-	250,000
Stock issued for services	-	-	-	25,521
Changes in assets and liabilities
(Increase) in Inventory	-	-	-	(165,000)
Increase in Accounts Payable	125	1,425	2,130	5,031
Increase in Accrued Interest	-	-	-	21,479
Net cash used by Operating Activities	(19)	(27)	(3,182)	(241,967)

FINANCING ACTIVITIES
Proceeds from related party loans	-	-	3,200	33,000
Proceeds from issuance of Common Stock	-	-	-	208,967
Net cash provided by Financing Activities	-	-	3,200	241,967

Net Cash Increase (Decrease) for Period	(19)	(27)	18	-
Cash at Beginning of Period	19	46	28	-
Cash at End of Period	$-	$19	$46	$-

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$-	$-	$-	$-
Income taxes	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Noncash investing and financing activities:

      None for the years ended December 31, 2004, 2003 and 2002.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Statement of Stockholders’ Equity

From the Date of Inception on February 7, 1986

Through December 31, 2004

				Deficit
				Accumulated
	Common Stock		Capital in	During the
			Excess of	Development
	Shares	Amount	Par Value	Stage

BALANCE, February 7, 1986	-	$ -	$ -	$ -

Issuance of common stock for cash at $0.003
per share, February 7, 1986	1,500,000	1,500	3,500	-

Issuance of common stock for cash at $1.67
per share, March 16, 1987	150,000	150	249,850	-

Stock issuance costs	-	-	(46,133)	-

Reduction of insider shares	(1,400,000)	(1,400)	1,400	-

Issuance of common stock for film recorded
at predecessor's cost at $0.50 per share,
July 21, 1989	120,000	120	59,880	-

Net loss for the period from inception on
February 7, 1986 through
December 31, 1995	-	-	-	(306,798)

BALANCE, December 31, 1995	370,000	370	268,497	(306,798)

Net loss for the year ended December 31, 1996	-	-	-	(2,000)

BALANCE, December 31, 1996	370,000	370	268,497	(308,798)

Net loss for the year ended December 31, 1997	-	-	-	(2,000)

BALANCE, December 31, 1997	370,000	370	268,497	(310,798)

Issuance of common stock for cash at $0.01
per share, December 31, 1998	10,000	10	90	-

Net loss for the year ended December 31, 1998	-	-	-	(11,355)

BALANCE, December 31, 1998	380,000	380	268,587	(322,153)

Issuance of common stock for debt and services
at $0.01 per share, September 14, 1999	9,300,000	9,300	83,700	-

Net loss for the year ended December 31, 1999	-	-	-	(37,191)

BALANCE, December 31, 1999	9,680,000	9,680	352,287	(359,344)

Net loss for the year ended December 31, 2000	-	-	-	(7,993)

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Statement of Stockholders’ Equity

From the Date of Inception on February 7, 1986

Through December 31, 2004

-CONTINUED-

BALANCE, December 31, 2000	9,680,000	9,680	352,287	(367,337)

Net loss for the year ended December 31, 2001	-	-	-	(4,753)

BALANCE, December 31, 2001	9,680,000	9,680	352,287	(372,090)

Imputed related party interest expense	-	-	1,026	-

Net loss for the year ended December 31, 2002	-	-	-	(6,338)

BALANCE, December 31, 2002	9,680,000	9,680	353,313	(378,428)

Imputed related party interest expense	-	-	1,200	-

Net loss for the year ended December 31, 2003	-	-	-	(2,652)

BALANCE, December 31, 2003	9,680,000	9,680	354,513	(381,080)

Imputed related party interest expense	-	-	1,200	-

Net loss for the year ended December 31, 2004	-	-	-	(1,344)

BALANCE, December 31, 2004	9,680,000	$ 9,680	$ 355,713	$ (382,424)

The accompanying notes are an integral part of this financial statement.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Notes to Financial Statements

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – Prestige Capital Corporation (“the Company”) was organized under the laws of the State of Utah on February 7, 1986 under the name of Hood Ventures, Inc.  On December 31, 1998, the name was changed to Prestige Capital Corporation.  On December 31, 1998, Hood Ventures, Inc. of Utah merged with Prestige Capital Corporation, a Nevada Corporation, leaving the Nevada Corporation as the surviving company.  The Company currently has no revenue-generating activities and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company is currently seeking business opportunities or potential business acquisitions. The Company does not intend to pay dividends in the foreseeable future.

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

NOTE 2   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has no revenue-generating activities.  Further, the Company’s current liabilities exceed its current assets.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3   RELATED PARTY TRANSACTIONS

Shareholder Loans – During the years ended December 31, 2004, 2003, and 2002, respectively, $0, $0, and $3,200 was loaned by a shareholder of the Company.  As of December 31, 2004, the amount due to the shareholder was $12,000.  The interest expense on the loans was $1,200, $1,200 and $1,026 for the years ended December 31, 2004, 2003 and 2002, respectively.

Management Compensation - During the years ended December 31, 2004, 2003 and 2002, the Company did not pay any compensation to any officer/directors of the Company.

Office Space - The Company has not had a need to rent office space.  An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no cost to the Company.

Stock Issuances - In July 1989, 120,000 shares of common stock were issued to officers and directors of the Company for the purchase of a film valued at $60,000 ($0.50 per share).

In September 1999, 9,300,000 shares of common stock were issued to related parties in exchange for debt of $67,479 and services valued at $25,521 ($0.01 per share).

NOTE 4   COMMON STOCK

In February 1986, 1,500,000 shares of common stock were issued for $5,000 cash ($0.003 per share).  1,400,000 shares were later returned for cancellation.

In March 1987, 150,000 shares of common stock were issued for $250,000 cash ($1.67 per share).  Stock offering costs of $46,133 were netted against the proceeds.

Stock Splits - In May 1987, the Board of Directors of the Company approved a 150 for 1 forward stock split and on December 15, 1998, the Board of Directors of the Company approved a 1 for 500 reverse stock split.  The financial statements have been restated, for all periods presented, to reflect these stock splits.

NOTE 5   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”.  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available net operating loss or tax credit carryforwards.  At December 31, 2004, the Company has available unused net operating loss carryforwards of approximately $19,700, which may be applied against future taxable income and which expire in various years from 2020 through 2024.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards.  The net deferred tax assets are approximately $2,950 and $2,930 as of December 31, 2004 and 2003, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $20 during the year ended December 31, 2004.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unuaudited Condensed Balance Sheets

	At March 31,
Assets	2006	2005
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$5,156	$5,031
Shareholder Loans	12,000	12,000
Total Current Liabilities	17,156	17,031

Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized,
9,680,000 shares issued and outstanding	9,680	9,680
Capital in excess of par value	357,209	356,009
Deficit accumulated during the development stage	(384,045)	(382,720)
Total Stockholders' Equity	(17,156)	(17,031)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Three-Month Periods Ended March 31, 2006 and 2005

and for the Period from Inception [February 7, 1986]

through March 31, 2006.

			From Inception,
			February 7, 1986,
			through
			March 31,
	2006	2005	2006
Revenues	$-	$-	$-
Operating Expenses
General and Administrative	-	-	107,701
Loss from Operations	-	-	(107,701)

Other Income (Expense)
Related Party Interest Expense	(296)	(296)	(26,344)
Loss on Disposal of Assets	-	-	(250,000)
Total Other Income (Expense)	(296)	(296)	(276,344)

Net Loss before income taxes	(296)	(296)	(384,045)
Income Taxes	-	-	-

Net Loss	$(296)	$(296)	$(384,045)
Basic and Diluted Loss per Share	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	9,680,000	9,680,000

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Cash Flows

For the Three-Month Periods Ended March 31, 2006 and 2005

and for the Period from Inception [February 7, 1986]

through March 31, 2006.

			From Inception,
			February 7, 1986,
			through
			March 31,
	2006	2005	2006
OPERATING ACTIVITIES
Net Loss	$(296)	$(296)	$(384,045)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Imputed related party interest expense	296	296	4,922
Loss from disposal of assets	-	-	250,000
Stock issued for services	-	-	25,521
Changes in assets and liabilities
(Increase) in Inventory	-	-	(165,000)
Increase (decrease) in Accounts Payable	-	-	5,156
Increase in Accrued Interest	-	-	21,479
Net cash used by Operating Activities	-	-	(241,967)

FINANCING ACTIVITIES
Proceeds from related party loans	-	-	33,000
Proceeds from issuance of common stock	-	-	208,967
Net cash provided by Financing Activities	-	-	241,967

Net Cash Increase for Period	-	-	-
Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Noncash investing and financing activities:

   None for the three-month periods ended March 31, 2006 and 2005.

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Notes to Financial Statements

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the results for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2006. The operating results for the periods presented are not necessarily indicative of the operating results for the full year.

NOTE 2   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception, has current liabilities in excess of current assets, and has no revenue-generating activities.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3   RELATED PARTY TRANSACTIONS

Shareholder Loans - During the three months ended March 31, 2006 and 2005, respectively, $0 and $0 was loaned by shareholders of the Company and $0 and $0 was repaid to the shareholders.  As of March 31, 2006, the amount due to the shareholders was $12,000.  The interest expense on the loans was $296 and $296 for the three months ended March 31, 2006 and 2005, respectively. The above mentioned shareholder loans were due on demand and had interest imputed at an annual rate of 12%.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Balance Sheets

	At June 30,
Assets	2006	2005
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$4,781	$5,031
Shareholder Loans	12,490	12,000
Total Current Liabilities	17,271	17,031

Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized,
15,780,000 and 9,680,000 shares issued and outstanding
at June 30, 2006 and 2005, respectively	15,780	9,680
Capital in excess of par value	376,408	356,308
Deficit accumulated during the development stage	(384,459)	(383,019)
Stock Subscription Receivable	(25,000)	-
Total Stockholders' Equity	(17,271)	(17,031)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005

and for the Period from Inception [February 7, 1986]

through June 30, 2006

					From Inception,
					February 7, 1986
	Six Months		Three Months		through
	ended June 30,		ended June 30,		June 30,
	2006	2005	2006	2005	2006
Revenues	$-	$-	$-	$-	$-
Operating Expenses
General and Administrative	115	-	115	-	107,816
Loss from Operations	(115)	-	(115)	-	(107,816)

Other Income (Expense)
Related Party Interest Expense	(595)	(595)	(299)	(299)	(26,643)
Loss on Disposal of Assets	-	-	-	-	(250,000)
Total Other Income (Expense)	(595)	(595)	(299)	(299)	(276,643)

Net Loss before income taxes	(710)	(595)	(414)	(299)	(384,459)
Income Taxes	-	-	-	-	-

Net Loss	$(710)	$(595)	$(414)	$(299)	$(384,459)
Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	9,983,315	9,680,000	10,283,297	9,680,000

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Cash Flows

For the Six-Month Periods Ended June 30, 2006 and 2005

and for the Period from Inception [February 7, 1986]

through June 30, 2006

			From Inception,
			February 7, 1986,
			through
			June 30,
	2006	2005	2006
OPERATING ACTIVITIES
Net Loss	$(710)	$(595)	$(384,459)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Imputed related party interest expense	595	595	5,221
Loss from disposal of assets	-	-	250,000
Stock issued for services	-	-	25,521
Changes in assets and liabilities
(Increase) in Inventory	-	-	(165,000)
Increase (decrease) in Accounts Payable	(375)	-	4,781
Increase in Accrued Interest	-	-	21,479
Net cash used by Operating Activities	(490)	-	(242,457)

FINANCING ACTIVITIES
Proceeds from related party loans	490	-	33,490
Proceeds from issuance of common stock	-	-	208,967
Net cash provided by Financing Activities	490	-	242,457

Net Cash Increase for Period	-	-	-
Cash at Beginning of Period	-	-	-
Cash at End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Noncash investing and financing activities:

   None for the six-month periods ended June 30, 2006 and 2005.

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Notes to Financial Statements

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the results for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2006. The operating results for the periods presented are not necessarily indicative of the operating results for the full year.

NOTE 2   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception, has current liabilities in excess of current assets, and has no revenue-generating activities.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3   RELATED PARTY TRANSACTIONS

Shareholder Loans - During the six months ended June 30, 2006 and 2005, respectively, $490 and $0 was loaned by shareholders of the Company and $0 and $0 was repaid to the shareholders.  As of June 30, 2006, the amount due to the shareholders was $12,490.  The interest expense on the loans was $595 and $595 for the six months ended June 30, 2006 and 2005, respectively. The above mentioned shareholder loans were due on demand and had interest imputed at an annual rate of 12%.

NOTE 4   COMMON STOCK

In June 2006, 6,100,000 shares of common stock were issued for $25,000 cash (approximately $0.0041 per share).  The cash was received in July 2006.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Balance Sheets

	At September 30,
Assets	2006	2005
Current Assets
Cash	$6,168	$-
Total Current Assets	6,168	-
Total Assets-	$6,168	$-

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	$2,221	$5,031
Shareholder Loans	806	12,000
Total Current Liabilities	3,027	17,031

Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized,
11,511,000 and 9,680,000 shares issued and outstanding
at September 30, 2006 and 2005, respectively	11,511	9,680
Capital in excess of par value	376,448	356,611
Deficit accumulated during the development stage	(384,818)	(383,322)
Total Stockholders' Equity	3,141	(17,031)

Total Liabilities and Stockholders' Equity	$6,168	$-

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005

and for the Period from Inception [February 7, 1986]

through September 30, 2006

					From Inception,
					February 7, 1986
	Nine Months		Three Months		through
	ended September 30,		ended September 30,		September 30,
	2006	2005	2006	2005	2006
Revenues	$-	$-	$-	$-	$-
Operating Expenses
General and Administrative	434	-	319	-	108,135
Loss from Operations	(434)	-	(319)	-	(108,135)

Other Income (Expense)
Related Party Interest Expense	(635)	(898)	(40)	(303)	(26,683)
Loss on Disposal of Assets	-	-	-	-	(250,000)
Total Other Income (Expense)	(635)	(898)	(40)	(303)	(276,683)

Net Loss before income taxes	(1,069)	(898)	(359)	(303)	(384,818)
Income Taxes	-	-	-	-	-

Net Loss	$(1,069)	$(898)	$(359)	$(303)	$(384,818)
Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Shares Outstanding	10,654,513	9,680,000	11,975,022	9,680,000

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Cash Flows

For the Nine-Month Periods Ended September 30, 2006 and 2005

and for the Period from Inception [February 7, 1986]

through September 30, 2006

			From Inception,
			February 7, 1986,
			through
			September 30,
	2006	2005	2006
OPERATING ACTIVITIES
Net Loss	$(1,069)	$(898)	$(384,818)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Imputed related party interest expense	635	898	5,261
Loss from disposal of assets	-	-	250,000
Stock issued for services	-	-	25,521
Changes in assets and liabilities
(Increase) in Inventory	-	-	(165,000)
Increase (decrease) in Accounts Payable	(2,935)	-	2,221
Increase in Accrued Interest	-	-	21,479
Net cash used by Operating Activities	(3,369)	-	(245,336)

FINANCING ACTIVITIES
Proceeds from related party loans	806	-	33,806
Repayment of related party loans	(12,000)	-	(12,000)
Proceeds from issuance of common stock	25,000	-	233,967
Repurchase of common stock	(4,269)	-	(4,269)
Net cash provided by Financing Activities	9,537	-	251,504

Net Cash Increase for Period	6,168	-	6,168
Cash at Beginning of Period	-	-	-
Cash at End of Period	$6,168	$-	$6,168

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Noncash investing and financing activities:

   None for the nine-month periods ended September 30, 2006 and 2005.

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Notes to Financial Statements

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the results for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2006. The operating results for the periods presented are not necessarily indicative of the operating results for the full year.

NOTE 2   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since its inception and has no revenue-generating activities.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3   RELATED PARTY TRANSACTIONS

Shareholder Loans - During the nine months ended September 30, 2006 and 2005, respectively, $806 and $0 was loaned by shareholders of the Company and $12,000 and $0 was repaid to the shareholders.  As of September 30, 2006, the amount due to the shareholders was $806.  The interest expense on the loans was $635 and $898 for the nine months ended September 30, 2006 and 2005, respectively. The above mentioned shareholder loans were due on demand and had interest imputed at an annual rate of 12%.

Repurchase of Stock - In July 2006, 4,269,000 shares of common stock were repurchased for cancellation by the Company from related parties for $4,269 cash ($0.001 per share).

NOTE 4   COMMON STOCK

In June 2006, 6,100,000 shares of common stock were issued for $25,000 cash (approximately $0.0041 per share).