Form 10QSB
period 2007-03-31
PRESTIGE CAPITAL CORP
filed 2007-08-28
CIK 790179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number 033-03583-S

Prestige Capital Corporation
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

93-0945181
(IRS Employer Identification No.)

1608 W. 2225 S. Woods Cross, UT 84087
(Address of principal executive offices)

(801) 295-3400
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

    Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act): Yes [X] No [ ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August xx, 2007: 11,511,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

March 31, 2007

PART I. Financial Information

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

Prestige Capital Corporation
[A Development Stage Company]
Unaudited Condensed Balance Sheet
March 31, 2007

Assets
Current Assets
Cash	$ -
Prepaid Expenses	2,500
Total Current Assets	2,500
Total Assets	$ 2,500

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Bank Overdraft	$ 26
Accounts Payable	21
Total Current Liabilities	47

Stockholders' Equity
Capital Stock - 50,000,000 shares authorized
having a par value of $0.001 per share;
11,511,000 shares issued and outstanding	11,511
Capital in Excess of par value	376,448
Deficit accumulated during the development stage	(385,506)
Total Stockholders' Equity	2,453
Total Liabilities and Stockholders' Equity	$ 2,500

See accompanying notes to financial statements

Prestige Capital Corporation
[A Development Stage Company]
Unaudited Condensed Statements of Operations
For the Three-Month Periods Ended March 31, 2007 and 2006 and
for the Period from Inception [February 7, 1986] through March 31, 2007

			For the Period
	For the Three	For the Three	from Inception
	Months ended	Months ended	[February 7, 1986]
	March 31,	March 31,	through
	2007	2006	March 31, 2007
Revenues	$ -	$ -	$ -
Operating Expenses
General and Administrative Expenses	1,190	-	109,329
Loss from Operations	(1,190)	-	(109,329)

Other Income (Expense)
Related Party Interest Expense	-	(296)	(26,683)
Related Party Interest Income	-	-	506
Loss on Disposal of Assets	-	-	(250,000)
Total Other Income (Expense)	-	(296)	(276,177)

Net Loss before income taxes	(1,190)	(296)	(385,506)
Income Taxes	-	-	-

Net Loss	$(1,190)	$(296)	$(385,506)

Basic and Diluted Loss per share	$ (0.00)	$ (0.00)

Weighted average number
of common shares outstanding	11,511,000	9,680,000

See accompanying notes to financial statements

Prestige Capital Corporation
[A Development Stage Company]
Unaudited Condensed Statements of Cash Flows
For the Three-Month Periods Ended March 31, 2007 and 2006 and
for the Period from Inception [February 7, 1986] through March 31, 2007

			From
			Inception
	For the Three	For the Three	[February 7, 1986]
	Months ended	Months ended	through
	March 31,	March 31,	March 31,
	2007	2006	2007
Cash Flows From Operating Activities
Net Loss	$ (1,190)	$ (296)	$ (385,506)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Imputed related party interest expense	-	296	5,261
Loss from disposal of assets	-	-	250,000
Stock issued for services	-	-	25,521
Changes in assets and liabilities
(Increase) in Inventory	-	-	(165,000)
(Increase) decrease in Prepaid Expenses	1,000	-	(2,500)
Increase in accounts payable	-	-	21
Increase in accrued interest	-	-	21,479
Net Cash Used by Operating Activities	(190)	-	(250,724)
Cash Flows From Investing Activities
Loan to Shareholder	-	-	(5,194)
Repayment of loan to shareholder	-	-	5,194
Net Cash From Investing Activities	-	-	-

Cash Flows From Financing Activities
Net increase (decrease) in bank overdraft	26	-	26
Proceeds from related party loans	-	-	33,806
Repayment of related party loans	-	-	(12,806)
Proceeds from issuances of common stock	-	-	233,967
Repurchase of common stock	-	-	(4,269)
Net Cash From Financing Activities	26	-	250,724

Net Increase (Decrease) in Cash	(164)	-	-

Beginning Cash Balance	164	-	-

Ending Cash Balance	$ -	$ -	$ -

Supplemental Disclosures
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements

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

NOTE 2 GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2.        Management's Discussion and Analysis or Plan of Operation.
---------------------------------------------------------------------------------------

Results of Operations for the Three-Month Periods Ended March 31, 2007 and 2006

The Company did not generate any revenues during the three-month periods ended March 31, 2007 and March 31, 2006.

The Company had general and administrative expenses of $1,190 during the three months ended March 31, 2007, resulting in a net loss of $(1,190). During the same period in 2006, the Company experienced $0 in general and administrative expenses. Related Party interest expense was $296, resulting in a net loss of $(296). Expenses during the first three months of 2007 and 2006 consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception February 7, 1986 through March 31, 2007 was $385,506.

Liquidity and Capital Resources:

     At March 31, 2007, the Company's total assets consisted of $2,500 in prepaid expenses. Liabilities at March 31, 2007 totaled $47. Deficit accumulated during the development stage totaled $385,506 on March 31, 2007, compared to $384,316 at December 31, 2006. The Company currently has 11,511,000 shares of common stock at $.001 par value issued and outstanding.

    Our Company's only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Nevada, as well as legal and accounting fees. Management does anticipate that our Company will have to raise additional funds during the next 12 months.

    The Company has no material commitments for the next twelve months. The Company's current liquidity needs cannot be met by cash on hand. In the past, the Company has relied on loans from shareholders to supplement operating capital when necessary. The Company anticipates that it will receive sufficient loans from shareholders to continue operations for at least the next twelve months. However, there are no agreements or understandings to this effect. Should the Company require additional capital, it may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

Plan of Operation:
----------------------
     Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

     Our Company is not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

    Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular entity's management personnel; the anticipated acceptability of any new products or marketing concepts that it may have; the merit of its technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

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

    We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, and members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

    Our Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

    Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company's common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

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

Item 3.        Controls and Procedures.

    As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures were not effective as of March 31, 2007. The Company's material weaknesses in internal control are due to the lack of segregation of duties and the lack of accounting expertise in the supervision of the financial reporting process. However, the Company believes the costs of remediation outweigh the benefits given the limited operations of the company. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
----------------------------------

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
------------------------------------------------------------------------------------

None; not applicable.

Item 3. Defaults Upon Senior Securities.
---------------------------------------------------

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
---------------------------------------------------------------------------

None.

Item 5. Other Information.
None; not applicable.

Item 6. Exhibits and Reports on Form 8-K.
31.1 Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by CEO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by CFO pursuant to 18 USC Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prestige Capital Corporation

Date: August 28, 2007
/s/ Randy Zundel
------------------------------
Randy Zundel
President and CEO

Date: August 28, 2007
/s/ Swen Mortenson
------------------------------
Swen Mortenson
Secretary/Treasurer