Form 10QSB/A
period 2007-03-31
PRESTIGE CAPITAL CORP
filed 2007-08-28
CIK 790179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

93-0945181
(IRS Employer Identification No.)

1348 E. 3330 S., Suite 202, Salt Lake City, UT 84106
(Address of principal executive offices)

(801) 466-0041
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 25, 2007: 11,511,000 shares of common stock.

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