Form 10QSB
period 2007-06-30
PRESTIGE CAPITAL CORP
filed 2007-08-28
CIK 790179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

June 30, 2007

PART I. Financial Information

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

Prestige Capital Corporation
[A Development Stage Company]
Unaudited Condensed Balance Sheet
June 30, 2007

Assets
Current Assets
Cash	$ 39
Total Current Assets	39
Total Assets	$ 39

Liabilities and Stockholders' Deficit

Liabilities
Current Liabilities
Accounts Payable	$ 21
Shareholder Loans	6,400
Total Current Liabilities	6,421

Stockholders' Deficit
Capital Stock - 50,000,000 shares authorized
having a par value of $0.001 per share;
11,511,000 shares issued and outstanding	11,511
Capital in Excess of par value	376,448
Deficit accumulated during the development stage	(394,341)
Total Stockholders' Deficit	(6,382)
Total Liabilities and Stockholders' Deficit	$ 39

See accompanying notes to financial statements

Prestige Capital Corporation
[A Development Stage Company]
Unaudited Condensed Statements of Operations
For the Six-Month Periods Ended June 30, 2007 and 2006, and
for the Period from Inception [February 7, 1986] through June 30, 2007

			For the Period
	For the Six	For the Six	from Inception
	Months ended	Months ended	[February 7, 1986]
	June 30,	June 30,	through
	2007	2006	June 30, 2007
Revenues	$ -	$ -	$ -
Operating Expenses
General and Administrative Expenses	10,025	115	118,164
Loss from Operations	(10,025)	(115)	(118,164)

Other Income (Expense)
Related Party Interest Expense	-	(595)	(26,683)
Related Party Interest Income	-	-	506
Loss on Disposal of Assets	-	-	(250,000)
Total Other Income (Expense)	-	(595)	(276,177)

Net Loss before income taxes	(10,025)	(710)	(394,341)
Income Taxes	-	-	-

Net Loss	$(10,025)	$(710)	$(394,341)

Basic and Diluted Loss per share	$ (0.00)	$ (0.00)

Weighted average number
of common shares outstanding	11,511,000	9,983,315

See accompanying notes to financial statements

Prestige Capital Corporation
[A Development Stage Company]
Unaudited Condensed Statements of Operations
For the Three-Month Periods Ended June 30, 2007 and 2006.

	For the Three	For the Three
	Months ended	Months ended
	June 30,	June 30,
	2007	2006
Revenues	$ -	$ -
Operating Expenses
General and Administrative Expenses	8,835	115
Loss from Operations	(8,835)	(115)

Other Income (Expense)
Related Party Interest Expense	-	(299)
Total Other Income (Expense)	-	(299)

Net Loss before income taxes	(8,835)	(414)
Income Taxes	-	-

Net Loss	$(8,835)	$(414)

Basic and Diluted Loss per share	$ (0.00)	$ (0.00)

Weighted average number
of common shares outstanding	11,511,000	10,283,297

See accompanying notes to financial statements

Prestige Capital Corporation
[A Development Stage Company]
Unaudited Condensed Statements of Cash Flows
For the Six-Month Periods Ended June 30, 2007 and 2006 and
for the Period from Inception [February 7, 1986] through June 30, 2007

			From
			Inception
	For the Six	For the Six	[February 7, 1986]
	Months ended	Months ended	through
	June 30,	June 30,	June 30,
	2007	2006	2007
Cash Flows From Operating Activities
Net Loss	$ (10,025)	$ (710)	$ (394,341)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Imputed related party interest expense	-	595	5,261
Loss from disposal of assets	-	-	250,000
Stock issued for services	-	-	25,521
Changes in assets and liabilities
(Increase) in Inventory	-	-	(165,000)
Decrease in Prepaid Expenses	3,500	-	-
Increase (decrease) in accounts payable	-	(375)	21
Increase in accrued interest	-	-	21,479
Net Cash Used by Operating Activities	(6,525)	(490)	(257,059)
Cash Flows From Investing Activities
Loan to Shareholder	-	-	(5,194)
Repayment of loan to shareholder	-	-	5,194
Net Cash From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from related party loans	6,400	490	40,206
Repayment of related party loans	-	-	(12,806)
Proceeds from issuances of common stock	-	-	233,967
Repurchase of common stock	-	-	(4,269)
Net Cash From Financing Activities	6,400	490	257,098

Net Increase (Decrease) in Cash	(125)	-	39

Beginning Cash Balance	164	-	-

Ending Cash Balance	$ 39	$ -	$ 39

Supplemental Disclosures
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

NOTE 3 RELATED PARTY TRANSACTIONS

Shareholder Loans - During the six months ended June 30, 2007, $6,400 was loaned by shareholders of the Company and $0 was repaid to the shareholders. As of June 30, 2007, the amount due to the shareholders was $6,400.

Item 2.        Management's Discussion and Analysis or Plan of Operation.
---------------------------------------------------------------------------------------

Results of Operations for the Six-Month Periods Ended June 30, 2007 and 2006

The Company did not generate any revenues during the six-month periods ended June 30, 2007 and June 30, 2006.

The Company had general and administrative expenses of $10,025 during the six months ended June 30, 2007, resulting in a net loss of $(10,025). During the same period in 2006, the Company experienced $115 in general and administrative expenses and Related Party interest expense was $595, resulting in a net loss of $(710). Expenses during the first six months of 2007 and 2006 consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception February 7, 1986 through June 30, 2007 was $394,341.

Results of Operations for the Three-Month Periods Ended June 30, 2007 and 2006

The Company did not generate any revenues during the three-month periods ended June 30, 2007 and June 30, 2006.

The Company had general and administrative expenses of $8,835 during the three months ended June 30, 2007, resulting in a net loss of $(8,835). During the same period in 2006, the Company experienced $115 in general and administrative expenses and Related Party interest expense was $299, resulting in a net loss of $(414). Expenses during the second three months of 2007 and 2006 consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.

Liquidity and Capital Resources:

     At June 30, 2007, the Company's total assets consisted of $39 in cash. Liabilities at June 30, 2007 totaled $6,421. Deficit accumulated during the development stage totaled $394,341 on June 30, 2007, compared to $384,316 at December 31, 2006. The Company currently has 11,511,000 shares of common stock at $.001 par value issued and outstanding.

    Our Company's only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Nevada, as well as legal and accounting fees. Management does anticipate that our Company will have to raise additional funds during the next 12 months.

    The Company has no material commitments for the next twelve months. The Company has a capital deficit and its current liquidity needs cannot be met by cash on hand. In the past, the Company has relied on loans from shareholders to supplement operating capital when necessary. The Company anticipates that it will receive sufficient loans from shareholders to continue operations for at least the next twelve months. However, there are no agreements or understandings to this effect. Should the Company require additional capital, it may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

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

Item 3.        Controls and Procedures.

    As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures were not effective as of June 30, 2007. The Company's material weaknesses in internal control are due to the lack of segregation of duties and the lack of accounting expertise in the supervision of the financial reporting process. However, the Company believes the costs of remediation outweigh the benefits given the limited operations of the company. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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