Form 10QSB
period 2007-09-30
PRESTIGE CAPITAL CORP
filed 2007-11-13
CIK 790179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2007: 11,511,000 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

September 30, 2007

PART I. Financial Information

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

Prestige Capital Corporation
[A Development Stage Company]
Unaudited Condensed Balance Sheet
September 30, 2007

Assets
Current Assets
Cash	$ 132
Total Current Assets	132
Total Assets	$ 132

Liabilities and Stockholders' Deficit

Liabilities
Current Liabilities
Accounts Payable	$ 4,692
Shareholder Loans	11,900
Accrued Interest-Related Party Loans	140
Total Current Liabilities	16,732

Stockholders' Deficit
Capital Stock - 50,000,000 shares authorized
having a par value of $0.001 per share;
11,511,000 shares issued and outstanding	11,511
Capital in Excess of par value	376,448
Deficit accumulated during the development stage	(404,559)
Total Stockholders' Deficit	(16,600)
Total Liabilities and Stockholders' Deficit	$ 132

See accompanying notes to financial statements

Prestige Capital Corporation
[A Development Stage Company]
Unaudited Condensed Statements of Operations
For the Nine-Month Periods Ended September 30, 2007 and 2006, and
for the Period from Inception [February 7, 1986] through September 30, 2007

			For the Period
	For the Nine	For the Nine	from Inception
	Months ended	Months ended	[February 7, 1986]
	September 30,	September 30,	through
	2007	2006	September 30, 2007
Revenues	$ -	$ -	$ -
Operating Expenses
General and Administrative Expenses	20,103	434	128,242
Loss from Operations	(20,103)	(434)	(128,242)

Other Income (Expense)
Related Party Interest Expense	(140)	(635)	(26,823)
Related Party Interest Income	-	-	506
Loss on Disposal of Assets	-	-	(250,000)
Total Other Income (Expense)	(140)	(1,069)	(276,317)

Net Loss before income taxes	(20,243)	(1,069)	(404,559)
Income Taxes	-	-	-

Net Loss	$(20,243)	$(1,069)	$(404,559)

Basic and Diluted Loss per share	$ (0.00)	$ (0.00)

Weighted average number
of common shares outstanding	11,511,000	10,654,513

See accompanying notes to financial statements

Prestige Capital Corporation
[A Development Stage Company]
Unaudited Condensed Statements of Operations
For the Three-Month Periods Ended September 30, 2007 and 2006.

	For the Three	For the Three
	Months ended	Months ended
	September 30,	September 30,
	2007	2006
Revenues	$ -	$ -
Operating Expenses
General and Administrative Expenses	10,078	319
Loss from Operations	(10,078)	(319)

Other Income (Expense)
Related Party Interest Expense	(140)	(40)
Total Other Income (Expense)	(140)	(40)

Net Loss before income taxes	(10,218)	(359)
Income Taxes	-	-

Net Loss	$(10,218)	$(359)

Basic and Diluted Loss per share	$ (0.00)	$ (0.00)

Weighted average number
of common shares outstanding	11,511,000	11,975,022

See accompanying notes to financial statements

Prestige Capital Corporation
[A Development Stage Company]
Unaudited Condensed Statements of Cash Flows
For the Nine-Month Periods Ended September 30, 2007 and 2006 and
for the Period from Inception [February 7, 1986] through September 30, 2007

			From
			Inception
	For the Nine	For the Nine	[February 7, 1986]
	Months ended	Months ended	through
	September 30,	September 30,	September 30,
	2007	2006	2007
Cash Flows From Operating Activities
Net Loss	$ (20,243)	$ (1,069)	$ (404,559)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Imputed related party interest expense	-	635	5,261
Loss from disposal of assets	-	-	250,000
Stock issued for services	-	-	25,521
Changes in assets and liabilities
(Increase) in Inventory	-	-	(165,000)
Decrease in Prepaid Expenses	3,500	-	-
Increase (decrease) in accounts payable	4,671	(2,935)	4,692
Increase in accrued interest	140	-	21,619
Net Cash Used by Operating Activities	(11,932)	(3,369)	(262,466)
Cash Flows From Investing Activities
Loan to Shareholder	-	-	(5,194)
Repayment of loan to shareholder	-	-	5,194
Net Cash From Investing Activities	-	-	-

Cash Flows From Financing Activities
Proceeds from related party loans	11,900	806	45,706
Repayment of related party loans	-	(12,000)	(12,806)
Proceeds from issuances of common stock	-	25,000	233,967
Repurchase of common stock	-	(4,269)	(4,269)
Net Cash From Financing Activities	11,900	9,537	262,598

Net Increase (Decrease) in Cash	(32)	6,168	132

Beginning Cash Balance	164	-	-

Ending Cash Balance	$ 132	$ 6,168	$ 132

Supplemental Disclosures
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements

PRESTIGE CAPITAL CORPORATION
[A Development Stage Company]

Notes to Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the results for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2006. The operating results for the periods presented are not necessarily indicative of the operating results for the full year.

NOTE 2 GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception, has current liabilities in excess of current assets, and has no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 RELATED PARTY TRANSACTIONS

Shareholder Loans - During the nine months ended September 30, 2007, $11,900 was loaned by shareholders of the Company and $0 was repaid to the shareholders. As of September 30, 2007, the amount due to the shareholders was $11,900. For the nine months ended September 30, 2007 and 2006, respectively, related party interest expense was $140 and $635. At September 30, 2007, the Company had accrued interest of $140 on shareholder loans.

Item 2.        Management's Discussion and Analysis or Plan of Operation.
---------------------------------------------------------------------------------------

Results of Operations for the Nine-Month Periods Ended September 30, 2007 and 2006

The Company did not generate any revenues during the nine-month periods ended September 30, 2007 and September 30, 2006.

The Company had general and administrative expenses of $20,103 during the nine months ended September 30, 2007 and related party interest expense of $140, resulting in a net loss of $(20,243). During the same period in 2006, the Company experienced $434 in general and administrative expenses and related party interest expense was $635, resulting in a net loss of $(1,069). Expenses during the first nine months of 2007 and 2006 consisted of general corporate administration, legal and professional fees, and accounting and auditing costs. Cumulative net loss from inception February 7, 1986 through September 30, 2007 was $404,559.

Results of Operations for the Three-Month Periods Ended September 30, 2007 and 2006

The Company did not generate any revenues during the three-month periods ended September 30, 2007 and September 30, 2006.

The Company had general and administrative expenses of $10,078 during the three months ended September 30, 2007 and related party interest expense of $140, resulting in a net loss of $(10,218). During the same period in 2006, the Company experienced $319 in general and administrative expenses and related party interest expense was $40, resulting in a net loss of $(359). Expenses during the second three months of 2007 and 2006 consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.

Liquidity and Capital Resources:

     At September 30, 2007, the Company's total assets consisted of $132 in cash. Liabilities at September 30, 2007 totaled $16,732. Deficit accumulated during the development stage totaled $404,559 on September 30, 2007, compared to $384,316 at December 31, 2006. The Company currently has 11,511,000 shares of common stock at $0.001 par value issued and outstanding.

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

Item 3.        Controls and Procedures.

    As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures were not effective as of September 30, 2007. The Company's material weaknesses in internal control are due to the lack of segregation of duties and the lack of accounting expertise in the supervision of the financial reporting process. However, the Company believes the costs of remediation outweigh the benefits given the limited operations of the company. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Prestige Capital Corporation

Date: November 12, 2007
/s/ Randy Zundel
------------------------------
Randy Zundel
President and CEO

Date: November 12, 2007
/s/ Swen Mortenson
------------------------------
Swen Mortenson
Secretary/Treasurer and CFO