Form 10KSB
period 2007-12-31
PRESTIGE CAPITAL CORP
filed 2008-04-15
CIK 790179

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 033-03583-S

Prestige Capital Corporation

(Name of small business issuer in its charter)

Nevada	93-0945181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1324 E. 3300 S., Salt Lake City, UT	84106
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (801)466-0041

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Common Stock, $.001 par Value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                  Yes [X]     No [  ]

State issuer's revenues for its most recent fiscal year:

$-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "PGEC.OB". There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008, therefore the aggregate market value of the issuer's common stock held by non-affiliates at March 25, 2008 is deemed to be $-0-.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

         Yes [  ]     No [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.   As of April 11, 2008 there were 2,302,200 shares of common stock, par value $.001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [  ]; No  [X]

Part I

Item 1. Description of Business

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect Prestige Capital Corporation future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Our Business

Prestige Capital Corporation ("the Company") was organized under the laws of the State of Utah on February 7, 1986 under the name of Hood Ventures, Inc. On December 31, 1998, the name was changed to Prestige Capital Corporation. On December 31, 1998, Hood Ventures, Inc. of Utah merged with Prestige Capital Corporation, a Nevada Corporation, leaving the Nevada Corporation as the surviving company. We have ceased operations and have focused our efforts on seeking a business opportunity. We are now considered a "blank check" company.

The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks. In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests. In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location. We may acquire a business opportunity in any stage of development. This includes opportunities involving "start up" or new companies. In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company. We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:
- available technical, financial and managerial resources;
- working capital and other financial requirements;
- the history of operations, if any;
- prospects for the future;
- the nature of present and expected competition;
- the quality and experience of management services which may be available and the depth of the management;
- the potential for further research, development or exploration;
- the potential for growth and expansion;
- the potential for profit;
- the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific businesses and then select the most suitable opportunities based on legal structure or method of participation. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions. Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of the our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity. We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:
- descriptions of product, service and company history; management resumes;
- financial information;
- available projections with related assumptions upon which they are based;
- an explanation of proprietary products and services;
- evidence of existing patents, trademarks or service marks or rights thereto;
- present and proposed forms of compensation to management;
- a description of transactions between the prospective entity and its affiliates;
- relevant analysis of risks and competitive conditions;
- a financial plan of operation and estimated capital requirements;
- and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not currently have any employees but rely upon the efforts of our officer and director to conduct our business. We do not have any employment or compensation agreements in place with our officers and directors although they are reimbursed for expenditures advanced on our behalf.

Item 2. Description of Property.

We do not currently own any property. We utilize office space in the business of Swen Mortenson, a former officer and director, at no cost. We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Item 3. Legal Proceedings.

No legal proceedings are threatened or pending against Prestige Capital Corporation or any of our officers or directors. Further, none of our officers, directors or affiliates are parties against Prestige Capital Corporation or have any material interests in actions that are adverse our own.

Item 4. Submission of Matters to a Vote of Securities Holders.

On December 10, 2007, the Company's board of directors and stockholders holding shares representing in excess of 51% of the votes entitled to be cast at a meeting of the Company's stockholders' consented in writing to the following actions.

  effect a reverse stock split whereby all outstanding shares of the Company's $.001 par value common stock ("Common Stock") will be reverse split on a 1-for-5 share basis, with fractional share amounts being rounded up to the nearest whole number;

  increase the authorized capital so that the Company is authorized to issue one hundred million (100,000,000) shares of $0.001 par value of Common Stock and ten million (10,000,000) shares of $0.001 par value of preferred stock, which preferred stock is issuable in such series and designations as may be authorized by the Company's Board of Directors; and

  add the following four new Articles to our Articles of Incorporation, Article X-Indemnification, Article XI- Acquisition Of Controlling Interest and Article XII- Combinations With Interested Stockholders, and Article XIII-Authority of Board of Directors to Change the Corporate Name.

The actions became effective February 6, 2008.
Part II

Item 5. Market for Common Equity and Related Stockholder Matters

There currently is no active trading for our Common Stock. Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "PGEC".

	CLOSING BID		CLOSING ASK

2007	High	Low	High	Low

November 13 (date of OTCBB listing) Thru December 31	NONE	NONE	NONE	NONE

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

As of April 11, 2008, there were approximately 76 shareholders of record holding 2,302,200 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by Nevada law. Under Nevada law, cash dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Years Ended December 31, 2007 and 2006

We have negligible available cash on hand and have experienced losses since inception. We did not generate any revenues from operations during the years ended December 31, 2007 and 2006. Expenses during the year ended December 31, 2007 were $23,255 compared to expenses of $1,073 in 2006. Expenses for both years consisted mainly of general and administrative expenses and related party interest expense. The general and administrative expenses were primarily due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $23,255 for the year ended December 31, 2007, compared to a net loss of $567 for the year ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2007, we had $15 in available cash on hand and $19,627 in liabilities. We anticipate our expenses for the next twelve months will be approximately $25,000. In the past we have relied on advances from our current shareholders to cover our operating costs. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months. However, there can be no assurances to that effect. Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company. To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct and included it as an exhibit to this Form 10-KSB.

Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109", Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations", SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51", SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115", SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", SFAS No. 157, "Fair Value Measurements", SFAS No. 156, "Accounting for Servicing of Financial Assets", SFAS No. 155, "Accounting for Certain Hybrid Instruments", and SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3", were recently issued. These recently-enacted accounting standards have no current applicability to the Company or their effect on the financial statements would not have been significant.

Subsequent Events.

Subsequent to December 31, 2007, on February 6, 2008, the Company completed a 5 to 1 reverse stock split of the Company's common stock. Following the reverse stock split, the Company has 2,302,200 shares of common stock issued and outstanding.

On February 27, 2008, Randy Zundel and Swen Mortenson resigned from their positions as officers and directors of the Company. Daniel Drummond was appointed as sole officer and director of the Company.

Item 7. Financial Statements.

Our financial statements appear at the end of this report beginning on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 13, 2008, our Board of Directors appointed Mantyla McReynolds, LLC, as our independent auditor. Additionally, concurrent with the decision to establish a relationship with Mantyla McReynolds LLC our Board of Directors approved the dismissal of Michael J. Larsen, PC as our independent auditor.

No report issued by Michael J. Larsen, PC on the financial statements for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of us to continue as a going concern.

During our two fiscal years ended December 31, 2006 and 2005 and during the subsequent interim period preceding their dismissal, there were no disagreements with Michael J. Larsen, PC on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K, during the two fiscal years ended December 31, 2006 and 2005.

Item 8A(T). Controls and Procedures.

    (a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

    Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was not effective. The Company's material weaknesses in internal control are due to the lack of segregation of duties and the lack of accounting expertise in the supervision of the financial reporting process. However, the Company believes the costs of remediation outweigh the benefits given the limited operations of the company.

    This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

    (b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2007 has been disclosed.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since
Daniel Drummond	55	Sole officer and Director	February 27, 2008
Randy Zundel	52	President and Director	June 2006 - February 2008
Swen Mortenson	58	Secretary and Director	June 2006 - February 2008

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company's executive officer and director:

Daniel D. Drummond, Sole Officer and Director. Mr. Drummond graduated with a Bachelor of Science degree from the United States Military Academy at West Point in 1975. Following a military career with the U.S. Army, Mr. Drummond held positions with various companies in marketing, consulting and operations. From April 2003 until December 2003, Mr. Drummond was Vice President of Systems Development for two start-up companies, PoweRX Pharmacy, a pain-management pharmacy, and PoweRx Technologies, a company specializing in the development of handheld prescription-writing applications and systems. Since February 2004, Mr. Drummond has been a member of Tryant, LLC., a firm specializing in mergers and acquisitions. Mr. Drummond is currently the sole officer and director of Wren, Inc., an internet marketing company, and is the president and director of UAGH, Inc., a development stage company.

Randy Zundel was our Vice President. Mr. Zundel, age 52 has served as the CEO of ECO Cath-Lab Systems, Inc. for the past 3 years. ECO Cath-Labs is a start up medical device company. Mr. Zundel held various positions with OEC Medical Systems from 1981 to 2000. His final position was that of COO and CFO. The company was sold to General Electric in 2000. Mr. Zundel graduated from Utah State University in 1978, with a Bachelor Degree in Accounting.

Swen Mortenson was our Secretary. Mr. Mortenson, age 57, has been the managing partner of Mortenson & Wyatt CPA Firm for over five years. Mr. Mortenson graduated from Steven Henagers Business College in 1971, with an Associated Degree in Professional Accounting and Business.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Item 10. Executive Compensation

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant's last three completed fiscal years to the Registrant's or its principal subsidiaries chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2007, the end of the Registrant's last completed fiscal year).

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Randy Zundel President/Director	2007 2006 2005	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Daniel Drummond Sole Officer/Director	2007 2006	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Swen Mortenson Secretary/Director	2007 2006 2005	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person's termination of employment with the Company or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Compensation of Directors

There are no agreements to compensate any of the directors for their services.

Our officers and directors are reimbursed for expenses incurred on our behalf. Our officers and directors will not receive any finder's fee as a result of their efforts to implement the business plan outlined herein. However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Executive Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change of control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of April 11, 2008, the number and percentage of the 2,302,200 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of	Percentage of Class
Class	Beneficial Owner	Beneficial Ownership

Common	Daniel D. Drummond (1)	1,220,000	53%
	P. O. Box 5005, PMB 42
	Rancho Santa Fe, CA 92067

Total Officers and Directors		1,220,000	53%
As a Group (1 Person)

(1) Officer and/or director. These shares are owned by Tryant, LLC. Daniel Drummond is a managing director of Tryant, LLC and these shares are considered to be beneficially controlled by Mr. Drummond.

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

We utilize office space at the business of Swen Mortenson, a former officer and director, to conduct our activities at no charge.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company's address shown on Page 1 of this report.

Exhibit #	Description	Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(i)(a)	Amendments to the Articles of Incorporation	Attached

Exhibit 3(ii)	Bylaws	*

Exhibit 14	Code of Ethics	Attached

Exhibit 31	Certification of the Principal Executive Officer and	Attached
Principal Financial Officer pursuant to Section 302
of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of the Principal Executive Officer and	Attached
Principal Financial Officer pursuant to U.S.C. Section 1350
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*  These exhibits are incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission on December 3, 1999.

**  The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b)  Reports on Form 8-K.

The Company filed a Form 8-K subsequent to the date of this report on February 14, 2008 reporting Item 4.01.

The Company filed a Form 8-K subsequent to the date of this report on February 29, 2008 reporting Item 5.02.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Prestige Capital Corp's annual financial statement and review of financial statements included in Prestige Capital Corp's 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $3,540 for fiscal year ended 2006 and $7,500 for fiscal year ended 2007.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2007 and 2006.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2007 and 2006.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prestige Capital Corporation

Date: April 15, 2008

/s/ Daniel D. Drummond

Daniel D. Drummond

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2008

/s/ Daniel D. Drummond

Daniel D. Drummond

Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Prestige Capital Corporation

We have audited the accompanying balance sheet of Prestige Capital Corporation [a development stage company] as of December 31, 2007, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prestige Capital Corporation as of December 31, 2007, and the results of operations and cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Prestige Capital Corporation will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since its inception and has no revenue-generating activities. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC
Salt Lake City, Utah
April 4, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Prestige Capital Corporation

I have audited the accompanying statements of operations, stockholders' equity, and cash flows of Prestige Capital Corporation (a development stage company) for the year ended December 31, 2006 and for the period from January 1, 2003 through December 31, 2006. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audits. The financial statements of Prestige Capital Corporation for the period from inception on February 7, 1986 through December 31, 2002, were audited by other auditors whose report, dated February 18, 2003, on those statements included an explanatory paragraph that described conditions which raised substantial doubt about the ability of the company to continue as a going concern.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Prestige Capital Corporation for the year ended December 31, 2006 and for the period from January 1, 2003 through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/Michael J. Larsen, PC

Salt Lake City, Utah

August 2, 2007

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Balance Sheet

December 31,
Assets	2007
Current Assets
Cash	$ 15
Prepaid Expenses	-
Total Current Assets	15
Total Assets	$ 15

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$ 1,442
Accrued Interest	526
Shareholder Loans	17,659
Total Current Liabilities	19,627

Stockholders' Equity (Deficit)
Preferred Stock, 10,000,000 shares authorized,
no shares issued and outstanding
Common stock, $.001 par value,
100,000,000 shares authorized
2,302,200 issued and outstanding
at December 31, 2007	2,302
Capital in excess of par value	385,657
Deficit accumulated during the development stage	(407,571)
Total Stockholders' Equity (Deficit)	(19,612)

Total Liabilities and Stockholders' Equity (Deficit)	$ 15

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Statements of Operations

For the Years Ended December 31, 2007 and 2006

and for the Period from Inception [February 7, 1986]

through December 31, 2007

			From Inception February 7, 1986, through December 31,

	2007	2006	2007
Revenues	$ -	$ -	$ -
Operating Expenses
General and Administrative	22,729	438	130,868
Loss from Operations	(22,729)	(438)	(130,868)

Other Income (Expense)
Related Party Interest Expense	(526)	(635)	(27,209)
Related Party Interest Income	-	506	506
Loss on Disposal of Assets	-	-	(250,000)
Total Other Income (Expense)	(526)	(129)	(276,703)

Net Loss before income taxes	(23,255)	(567)	(407,571)
Income Taxes	-	-	-

Net Loss	$ (23,255)	$ (567)	$ (407,571)
Basic and Diluted Loss per Share	(0.01)	(0.00)
Basic and Diluted Weighted Average Shares Outstanding	2,302,200	2,174,079

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Statements of Cash Flows

For the Years Ended December 31, 2007 and 2006

and for the Period from Inception [February 7, 1986]

through December 31, 2007

			From Inception February 7, 1986, through December 31,

	2007	2006	2007
OPERATING ACTIVITIES
Net Loss	$ (23,255)	$ (567)	$ (407,571)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Imputed related party interest expense	-	635	5,261
Loss from disposal of assets	-	-	250,000
Stock issued for services	-	-	25,521
Changes in assets and liabilities
(Increase) in Inventory	-	-	(165,000)
(Increase) Decrease in Prepaid Expenses	3,500	(3,500)	-
Increase (decrease) in Accounts Payable	1,421	(5,135)	1,442
Increase in Accrued Interest	526	-	22,005
Net cash used by Operating Activities	(17,808)	(8,567)	(268,342)

INVESTING ACTIVITIES
Loan to shareholder	-	(5,194)	(5,194)
Repayment of loan to shareholder	-	5,194	5,194
Net cash provided by Investing Activities	-	-	-

FINANCING ACTIVITIES
Proceeds from related party loans	17,659	806	51,465
Repayment of related party loans	-	(12,806)	(12,806)
Proceeds from issuance of common stock	-	25,000	233,967
Repurchase of common stock	-	(4,269)	(4,269)
Net cash provided by Financing Activities	17,659	8,731	268,357

Net Cash Increase (Decrease) for Period	(149)	164	15
Cash at Beginning of Period	164	-	-
Cash at End of Period	$ 15	$ 164	$ 15

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Noncash investing and financing activities:

   None for the years ended December 31, 2007 and 2006.

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Statement of Stockholders' Equity (Deficit)

From the Date of Inception on February 7, 1986

Through December 31, 2007

				Deficit Accumulated During the Development Stage

			Capital in Excess of Par Value
	Common Stock
	Shares	Amount
_____________________________________	____________	____________	____________	____________
BALANCE, February 7, 1986	-	$ -	$ -	$ -

Issuance of common stock for cash at $0.0167
per share, February 7, 1986	300,000	300	4,700	-

Issuance of common stock for cash at $8.33
per share, March 16, 1987	30,000	30	249,970	-

Stock issuance costs	-	-	(46,133)	-

Reduction of insider shares	(280,000)	(280)	280	-

Issuance of common stock for film recorded
at predecessor's cost at $2.50 per share,
July 21, 1989	24,000	24	59,976	-

Net loss for the period from inception on
February 7, 1986 through December 31, 1995	-	-	-	(306,798)
BALANCE, December 31, 1995	74,000	74	268,793	(306,798)

Net loss for the year ended December 31, 1996	-	-	-	(2,000)
BALANCE, December 31, 1996	74,000	74	268,793	(308,798)

Net loss for the year ended December 31, 1997	-	-	-	(2,000)
BALANCE, December 31, 1997	74,000	74	268,793	(310,798)

Issuance of common stock for cash at $0.05
per share, December 31, 1998	2,000	2	98	-

Net loss for the year ended December 31, 1998	-	-	-	(11,355)
BALANCE, December 31, 1998	76,000	76	268,891	(322,153)

Issuance of common stock for debt and services
at $0.05 per share, September 14, 1999	1,860,000	1,860	91,140	-

Net loss for the year ended December 31, 1999	-	-	-	(37,191)
BALANCE, December 31, 1999	1,936,000	1,936	360,031	(359,344)

Net loss for the year ended December 31, 2000	-	-	-	(7,993)
BALANCE, December 31, 2000	1,936,000	1,936	360,031	(367,337)

Net loss for the year ended December 31, 2001	-	-	-	(4,753)
BALANCE, December 31, 2001	1,936,000	1,936	360,031	(372,090)

Imputed related party interest expense	-	-	1,026	-

Net loss for the year ended December 31, 2002	-	-	-	(6,338)
BALANCE, December 31, 2002	1,936,000	1,936	361,057	(378,428)

Imputed related party interest expense	-	-	1,200	-

Net loss for the year ended December 31, 2003	-	-	-	(2,652)
BALANCE, December 31, 2003	1,936,000	1,936	362,257	(381,080)

Imputed related party interest expense	-	-	1,200	-

Net loss for the year ended December 31, 2004	-	-	-	(1,344)
BALANCE, December 31, 2004	1,936,000	1,936	363,457	(382,424)

Imputed related party interest expense	-	-	1,200	-

Net loss for the year ended December 31, 2005	-	-	-	(1,325)
BALANCE, December 31, 2005	1,936,000	1,936	364,657	(383,749)

Issuance of common stock for cash at
approximately $0.0205 per share, June 2006	1,220,000	1,220	23,780	-

Repurchase of common stock at $0.005 per
share, July 2006	(853,800)	(854)	(3,415)	-

Imputed related party interest expense	-	-	635	-

Net loss for the year ended December 31, 2006	-	-	-	(567)
BALANCE, December 31, 2006	2,302,200	2,302	385,657	(384,316)

Net loss for the year ended December 31, 2007	-	-	-	(23,255)
BALANCE, December 31, 2007	2,302,200	$ 2,302	$ 385,657	$ (407,571)

The accompanying notes are an integral part of this financial statement.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Notes to Financial Statements

NOTE 1 ORGANIZATION

Organization - Prestige Capital Corporation ("the Company") was organized under the laws of the State of Utah on February 7, 1986 under the name of Hood Ventures, Inc. On December 31, 1998, the name was changed to Prestige Capital Corporation. On December 31, 1998, Hood Ventures, Inc. of Utah merged with Prestige Capital Corporation, a Nevada Corporation, leaving the Nevada Corporation as the surviving company. The Company currently has no revenue-generating activities and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company is currently seeking business opportunities or potential business acquisitions. The Company does not intend to pay dividends in the foreseeable future.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method
The Company's financial statements are prepared using accounting principles generally accepted in the United States.

b. Provision for Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse.

In June 2006, the FASB issued Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109" (FIN 48). We adopted FIN 48 on January 1, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.
Upon the adoption of FIN 48, we had no liabilities for unrecognized tax benefits and, as such, the adoption had no impact on our financial statements, and we have recorded no additional interest or penalties. The adoption of FIN 48 did not impact our effective tax rates.
Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the year ended December 31, 2007, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheet at December 31, 2007 relating to unrecognized benefits.
The tax years 2004-2007 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.
c. Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d. Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e. Basic Loss Per Common Share
Basic loss per common share has been calculated based on the weighted average number of shares outstanding. In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. During periods of net losses dilutive shares are not included, due to anti-dilutive results. There were no dilutive shares at December 31, 2007 and 2006.

f. Impact of New Accounting Standards
In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Commencing with the Company's Annual Report for the year ending December 31, 2007, the Company is required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting; and beginning with the Company's Annual Report for the year ending December 31, 2008, that the Company's independent accounting firm will issue an attestation report on management's assessment of the Company's internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

In September 2006, the FASB issued "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition of fair value to be applied to US GAAP guidance that requires the use of fair value, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of adopting SFAS No. 157, but does not presently expect that it will have a material effect on the financial position or results of operations.

In December 2007, the FASB issued SFAS 160, "Noncontrolling interests in Consolidated Financial Statements - an amendment of ARB No. 51". This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company's financial statements.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

NOTE 3 GOING CONCERN

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

NOTE 4 RELATED PARTY TRANSACTIONS

Shareholder Loan Receivable - In October 2006, the Company loaned $5,194 to a shareholder of the Company. In November and December 2006, the shareholder repaid the $5,194 loan with interest of $506.

Shareholder Loans - During the years ended December 31, 2007 and 2006, respectively, $17,659 and $806 was loaned by shareholders of the Company and $0 and $12,806 was repaid to the shareholders. As of December 31, 2007, the amount due to the shareholders was $17,659. The interest expense on the loans was $526 and $635 for the years ended December 31, 2007 and 2006, respectively. The above mentioned shareholder loans were due on demand and had interest imputed at an annual rate of 12%.

Management Compensation - During the years ended December 31, 2007 and 2006, the Company did not pay any compensation to any officer/directors of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his office as a mailing address, as needed, at no cost to the Company.

Stock Issuances - In July 1989, 24,000 shares of common stock were issued to officers and directors of the Company for the purchase of a film valued at $60,000 ($2.50 per share).

In September 1999, 1,860,000 shares of common stock were issued to related parties in exchange for debt of $67,479 and services valued at $25,521 ($0.05 per share).

Repurchase of Stock - In July 2006, 853,800 shares of common stock were repurchased for cancellation by the Company from related parties for $4,269 cash ($0.005 per share).

NOTE 5 COMMON STOCK

In June 2006, 1,220,000 shares of common stock were issued for $25,000 cash (approximately $0.0205 per share).

In February 1986, 300,000 shares of common stock were issued for $5,000 cash ($0.0167 per share). 280,000 shares were later returned for cancellation.

In March 1987, 30,000 shares of common stock were issued for $250,000 cash ($8.33 per share). Stock offering costs of $46,133 were netted against the proceeds.

Stock Splits - In May 1987, the Board of Directors of the Company approved a 150 for 1 forward stock split and on December 15, 1998, the Board of Directors of the Company approved a 1 for 500 reverse stock split. On February 6, 2008, the Company completed a 1 for 5 reverse stock split. The financial statements have been restated, for all periods presented, to reflect these stock splits.

NOTE 6 INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available net operating loss or tax credit carryforwards. At December 31, 2007, the Company has available unused net operating loss carryforwards of approximately $30,855, which may be applied against future taxable income and which expire in various years from 2020 through 2027. Due to a substantial change in the Company's ownership during June 2006, there will be a $431 annual limitation on the amount of previous net operating loss carryforwards which can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $4,628 and $1,140 as of December 31, 2007 and 2006, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,488 during the year ended December 31, 2007.

	2007	2006
Statutory Rate (Expense)	(15%)	(15%)
Tax Effects of:
Related Party imputed interest	0%	17%
Valuation Allowance	15%	(2%)
Reported provision for Income Taxes	0%	0%

NOTE 7 SUBSEQUENT EVENTS

On February 6, 2008 the Company completed a 5 to 1 reverse stock split of its common stock. All share amounts presented in the financial statements have been retroactively stated to reflect this stock split.