Form 10KSB/A
period 2007-12-31
PRESTIGE CAPITAL CORP
filed 2008-04-21
CIK 790179

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A-1

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 033-03583-S

Prestige Capital Corporation

(Name of small business issuer in its charter)

Nevada	93-0945181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1348 E. 3300 S., Salt Lake City, UT	84106
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the report on Form 10-KSB for the year ended December 31, 2007, is to correct the typographical error as to the date of the audit report.  No changes have been made in this Amendment No. 1 to the financial statements filed with the original report other than the date of the audit report.

This Amendment No. 1 continues to speak as of the date of the original Form 10-KSB for the year ended December 31, 2007, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-KSB, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-KSB on March 7, 2007.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

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

Transitional Small Business Disclosure Format (Check one): Yes ☐;  No  ☒

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

1.

effect a reverse stock split whereby all outstanding shares of the Company's $.001 par value common stock ("Common Stock") will be reverse split on a 1-for-5 share basis, with fractional share amounts being rounded up to the nearest whole number;

2.

increase the authorized capital so that the Company is authorized to issue one hundred million (100,000,000) shares of $0.001 par value of Common Stock and ten million (10,000,000) shares of $0.001 par value of preferred stock, which preferred stock is issuable in such series and designations as may be authorized by the Company's Board of Directors; and

3.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Common	Daniel D. Drummond (1)	1,220,000	53%
	P. O. Box 5005, PMB 42
	Rancho Santa Fe, CA 92067

Total Officers and Directors		1,220,000	53%
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

Exhibit #	Description	Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(i)(a)	Amendments to the Articles of Incorporation	**

Exhibit 3(ii)	Bylaws	*

Exhibit 14	Code of Ethics	**

Exhibit 31	Certification of the Principal Executive Officer and	Attached
Principal Financial Officer pursuant to Section 302
of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of the Principal Executive Officer and	Attached
Principal Financial Officer pursuant to U.S.C. Section 1350
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* These exhibits are incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission on December 3, 1999.

** These exhibits are incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on April 15, 2008.

*** The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prestige Capital Corporation

Date: April 21, 2008

/s/ Daniel D. Drummond

Daniel D. Drummond

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 21, 2008

AaaaDate: April 15, 2008

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

April 21, 2008

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

/s/Michael J. Larsen, PC

Salt Lake City, Utah

August 2, 2007

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Balance Sheet

December 31,
Assets	2007
Current Assets
Cash	$15
Prepaid Expenses	-
Total Current Assets	15
Total Assets	$15

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$1,442
Accrued Interest	526
Shareholder Loans	17,659
Total Current Liabilities	19,627

Stockholders' Equity (Deficit)
Preferred Stock, 10,000,000 shares authorized,
no shares issued and outstanding
Common stock, $.001 par value,
100,000,000 shares authorized
2,302,200 issued and outstanding
at December 31, 2007	2,302
Capital in excess of par value	385,657
Deficit accumulated during the development stage	(407,571)
Total Stockholders' Equity (Deficit)	(19,612)

Total Liabilities and Stockholders' Equity (Deficit)	$15

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Statements of Operations

For the Years Ended December 31, 2007 and 2006

and for the Period from Inception [February 7, 1986]

through December 31, 2007

			From Inception February 7, 1986, through December 31,

	2007	2006	2007
Revenues	$-	$-	$-
Operating Expenses
General and Administrative	22,729	438	130,868
Loss from Operations	(22,729)	(438)	(130,868)

Other Income (Expense)
Related Party Interest Expense	(526)	(635)	(27,209)
Related Party Interest Income	-	506	506
Loss on Disposal of Assets	-	-	(250,000)
Total Other Income (Expense)	(526)	(129)	(276,703)

Net Loss before income taxes	(23,255)	(567)	(407,571)
Income Taxes	-	-	-

Net Loss	$(23,255)	$(567)	$(407,571)
Basic and Diluted Loss per Share	(0.01)	(0.00)
Basic and Diluted Weighted Average Shares Outstanding	2,302,200	2,174,079

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION [A Development Stage Company]

Statements of Cash Flows

For the Years Ended December 31, 2007 and 2006

and for the Period from Inception [February 7, 1986]

through December 31, 2007

			From Inception February 7, 1986, through December 31,

	2007	2006	2007
OPERATING ACTIVITIES
Net Loss	$(23,255)	$(567)	$(407,571)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Imputed related party interest expense	-	635	5,261
Loss from disposal of assets	-	-	250,000
Stock issued for services	-	-	25,521
Changes in assets and liabilities
(Increase) in Inventory	-	-	(165,000)
(Increase) Decrease in Prepaid Expenses	3,500	(3,500)	-
Increase (decrease) in Accounts Payable	1,421	(5,135)	1,442
Increase in Accrued Interest	526	-	22,005
Net cash used by Operating Activities	(17,808)	(8,567)	(268,342)

INVESTING ACTIVITIES
Loan to shareholder	-	(5,194)	(5,194)
Repayment of loan to shareholder	-	5,194	5,194
Net cash provided by Investing Activities	-	-	-

FINANCING ACTIVITIES
Proceeds from related party loans	17,659	806	51,465
Repayment of related party loans	-	(12,806)	(12,806)
Proceeds from issuance of common stock	-	25,000	233,967
Repurchase of common stock	-	(4,269)	(4,269)
Net cash provided by Financing Activities	17,659	8,731	268,357

Net Cash Increase (Decrease) for Period	(149)	164	15
Cash at Beginning of Period	164	-	-
Cash at End of Period	$15	$164	$15

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Noncash investing and financing activities:

None for the years ended December 31, 2007 and 2006.

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Statement of Stockholders' Equity (Deficit)

From the Date of Inception on February 7, 1986

Through December 31, 2007

				Deficit Accumulated During the Development Stage

			Capital in Excess of Par Value
	Common Shares
	Shares	Amount
BALANCE, February 7, 1986	-	$-	$-	$-

Issuance of common stock for cash at $0.0167
per share, February 7, 1986	300,000	300	4,700	-

Issuance of common stock for cash at $8.33
per share, March 16, 1987	30,000	30	249,970	-

Stock issuance costs	-	-	(46,133)	-

Reduction of insider shares	(280,000)	(280)	280	-

Issuance of common stock for film recorded
at predecessor's cost at $2.50 per share,
July 21, 1989	24,000	24	59,976	-

Net loss for the period from inception on
February 7, 1986 through December 31, 1995	-	-	-	(306,798)
BALANCE, December 31, 1995	74,000	74	268,793	(306,798)

Net loss for the year ended December 31, 1996	-	-	-	(2,000)
BALANCE, December 31, 1996	74,000	74	268,793	(308,798)

Net loss for the year ended December 31, 1997	-	-	-	(2,000)
BALANCE, December 31, 1997	74,000	74	268,793	(310,798)

Issuance of common stock for cash at $0.05
per share, December 31, 1998	2,000	2	98	-

Net loss for the year ended December 31, 1998	-	-	-	(11,355)
BALANCE, December 31, 1998	76,000	76	268,891	(322,153)

Issuance of common stock for debt and services
at $0.05 per share, September 14, 1999	1,860,000	1,860	91,140	-

Net loss for the year ended December 31, 1999	-	-	-	(37,191)
BALANCE, December 31, 1999	1,936,000	1,936	360,031	(359,344)

Net loss for the year ended December 31, 2000	-	-	-	(7,993)
BALANCE, December 31, 2000	1,936,000	1,936	360,031	(367,337)

Net loss for the year ended December 31, 2001	-	-	-	(4,753)
BALANCE, December 31, 2001	1,936,000	1,936	360,031	(372,090)

Imputed related party interest expense	-	-	1,026	-

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Statement of Stockholders' Equity (Deficit)

From the Date of Inception on February 7, 1986

Through December 31, 2007

				Deficit Accumulated During the Development Stage

			Capital in Excess of Par Value
	Common Shares
	Shares	Amount
Net loss for the year ended December 31, 2002	-	-	-	(6,338)
BALANCE, December 31, 2002	1,936,000	1,936	361,057	(378,428)

Imputed related party interest expense	-	-	1,200	-

Net loss for the year ended December 31, 2003	-	-	-	(2,652)
BALANCE, December 31, 2003	1,936,000	1,936	362,257	(381,080)

Imputed related party interest expense	-	-	1,200	-

Net loss for the year ended December 31, 2004	-	-	-	(1,344)
BALANCE, December 31, 2004	1,936,000	1,936	363,457	(382,424)

Imputed related party interest expense	-	-	1,200	-

Net loss for the year ended December 31, 2005	-	-	-	(1,325)
BALANCE, December 31, 2005	1,936,000	1,936	364,657	(383,749)

Issuance of common stock for cash at
approximately $0.0205 per share, June 2006	1,220,000	1,220	23,780	-

Repurchase of common stock at $0.005 per
share, July 2006	(853,800)	(854)	(3,415)	-

Imputed related party interest expense	-	-	635	-

Net loss for the year ended December 31, 2006	-	-	-	(567)
BALANCE, December 31, 2006	2,302,200	2,302	385,657	(384,316)

Net loss for the year ended December 31, 2007	-	-	-	(23,255)
BALANCE, December 31, 2007	2,302,200	$2,302	$385,657	$(407,571)

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