Form 10-Q
period 2008-06-30
PRESTIGE CAPITAL CORP
filed 2008-08-14
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 2008 : 2,302,200

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the period ended June 30, 2008 is not necessarily indicative of the operating results for the full year.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2008

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

CONTENTS

		PAGE

-	Condensed Balance Sheets,
	June 30, 2008 (Unaudited) and December 31, 2007	5

-	Unaudited Condensed Statements of Operations,
	for the six months ended June 30, 2008,
	and 2007, and for the period from Inception
	[February 7, 1986] through
	June 30, 2008	6

-	Unaudited Condensed Statements of Operations,
	for the three months ended June 30, 2008,
	and 2007.	7

-	Unaudited Condensed Statements of Cash Flows,
	for the six months ended June 30, 2008, and
	2007, and for the period from Inception
	[February 7, 1986] through
	June 30, 2008	8

-	Notes to Unaudited Condensed Financial Statements	9

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
Assets
Current Assets	Unaudited
Cash	$ 23	$ 15
Total Current Assets	23	15
Total Assets	$ 23	$ 15

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Current Liabilities
Accounts Payable	$ 13,469	$ 1,442
Accrued Interest	1,363	526
Shareholder Loans	24,765	17,659
Total Current Liabilities	39,597	19,627

Stockholders' Equity (Deficit)
Preferred Stock - 10,000,000 shares authorized
No shares issued and outstanding
Common Stock - 100,000,000 shares authorized
having a par value of $0.001 per share;
2,302,200 shares issued and outstanding	2,302	2,302
Capital in Excess of par value	385,657	385,657
Deficit accumulated during the development stage	(427,533)	(407,571)
Total Stockholders' Equity (Deficit)	(39,574)	(19,612)
Total Liabilities and Stockholders' Equity (Deficit)	$ 23	$ 15

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Six-Month Periods Ended June 30, 2008 and 2007 and

for the Period from Inception [February 7, 1986] through June 30, 2008

			For the Period
	For the Six Months Ended		from Inception
			[February 7, 1986]
	June 30,	June 30,	Through June 30,
	2008	2007	2008
Revenues	$ -	$ -	$ -
Operating Expenses
General and Administrative Expenses	19,124	10,025	149,992
Loss from Operations	(19,124)	(10,025)	(149,992)

Other Income (Expense)
Related Party Interest Expense	(837)	-	(28,046)
Related Party Interest Income	-	-	506
Loss on Disposal of Assets	-	-	(250,000)
Total Other Income (Expense)	(837)	-	(277,540)

Net Loss before income taxes	(19,961)	(10,025)	(427,532)
Income Taxes	-	-	-

Net Loss	$ (19,961)	$ (10,025)	$ (427,532)

Basic and Diluted Loss per share	$ (.01)	$ (.01)

Weighted average number
of common shares outstanding	2,302,200	2,302,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Three-Month Periods Ended June 30, 2008 and 2007

	For the Three Months Ended

	June 30,	June 30,
	2008	2007
Revenues	$ -	$ -
Operating Expenses
General and Administrative Expenses	12,932	8,835
Loss from Operations	(12,932)	(8,835)

Other Income (Expense)
Related Party Interest Expense	(457)	-
Related Party Interest Income	-	-
Loss on Disposal of Assets	-	-
Total Other Income (Expense)	(457)	-

Net Loss before income taxes	(13,389)	(8,835)
Income Taxes	-	-

Net Loss	$ (13,389)	$ (8,835)

Basic and Diluted Loss per share	$ -	$ -

Weighted average number
of common shares outstanding	2,302,200	2,302,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Cash Flows

For the Six-Month Periods Ended June 30, 2008 and 2007 and

for the Period from Inception [February 7, 1986] through June 30, 2008

	For the Six Months Ended		From Inception
			[February 7, 1986]
	June 30,	June 30,	through
	2008	2007	June 30, 2008
Cash Flows From Operating Activities
Net Loss	$ (19,961)	$ (10,025)	$ (427,532)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Imputed related party interest expense	-	-	5,261
Loss from disposal of assets	-	-	250,000
Stock issued for services	-	-	25,521
Changes in assets and liabilities
(Increase) in Inventory	-	-	(165,000)
(Increase) decrease in Prepaid Expenses	-	3,500	-
Increase (decrease) in accounts payable	12,027	-	13,469
Increase in accrued interest	837	-	22,842
Net Cash Used by Operating Activities	(7,097	(6,525)	(275,439)

Cash Flows From Investing Activities
Loan to Shareholder	-	-	(5,194)
Repayment of loan to shareholder	-	-	5,194
Net Cash From Investing Activities	-	-	-

Cash Flows From Financing Activities
Net increase (decrease) in bank overdraft	-	-	-
Proceeds from related party loans	7,105	6,400	58,570
Repayment of related party loans	-	-	(12,806)
Proceeds from issuances of common stock	-	-	233,967
Repurchase of common stock	-	-	(4,269)
Net Cash From Financing Activities	7,105	6,400	275,462

Net Increase (Decrease) in Cash	8	(125)	23

Beginning Cash Balance	15	164	-

Ending Cash Balance	$ 23	$ 39	$ 23

Supplemental Disclosures
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the six months ended June 30, 2008:

None

For the six months ended June 30, 2007:

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

NOTE 2 GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America with regards to a going concern, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has no revenue-generating activities. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is seeking potential business opportunities and is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 NEW ACCOUNTING PRONOUNCEMENTS

 In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.”  SFAS No. 141(R) changes the accounting for and reporting of business combination transactions in the following way:  Recognition with certain exceptions, of 100% of the fair values of assets acquired, liabilities assumed, and non controlling interests of acquired businesses; measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings; recognition of pre-acquisition gain and loss contingencies at their acquisition date fair value; capitalization of in-process research and development (IPR&D) assets acquired at acquisition date fair value; recognition of acquisition-related transaction costs as expense when incurred; recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in Statement No. 146 are met as of the acquisition date; and recognition of changes in the acquirer’s income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.  SFAS No. 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption prohibited.  The adoption of SFAS No. 141(R) will affect valuation of business acquisitions made in 2009 and forward.   We do not anticipate a material impact upon adoption.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interest in Consolidated Financial Statements – an Amendment of ARB 51" (SFAS 160).  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SAFS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  We do not anticipate a material impact upon adoption.

In March 2008, the FSAB issued FASS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not anticipate a material impact upon adoption.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders' equity since inception. The Company's balance sheet as of June 30, 2008, reflects a total asset value of $23. The Company has little cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2008 through June 30, 2008, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

Potential for being classified as an Investment Company. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject the Company to material adverse consequences.

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

PRESTIGE CAPITAL CORPORATION

Date: August 14, 2008 By: /s/ Daniel Drummond

Daniel Drummond, President, CEO and CFO