Form 10-Q
period 2008-09-30
PRESTIGE CAPITAL CORP
filed 2008-11-14
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 2008: 2,302,200

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the period ended September 30, 2008 is not necessarily indicative of the operating results for the full year.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2008

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

CONTENTS

		PAGE

-	Condensed Balance Sheets,
	September 30, 2008 (Unaudited) and December 31, 2007	5

-	Unaudited Condensed Statements of Operations,
	for the nine months ended September 30, 2008,
	and 2007, and for the period from Inception
	[February 7, 1986] through
	September 30, 2008	6

-	Unaudited Condensed Statements of Operations,
	for the three months ended September 30, 2008,
	and 2007.	7

-	Unaudited Condensed Statements of Cash Flows,
	for the nine months ended September 30, 2008, and
	2007, and for the period from Inception
	[February 7, 1986] through
	September 30, 2008	8

-	Notes to Unaudited Condensed Financial Statements	9

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
Assets
Current Assets	Unaudited
Cash	$ 115	$ 15
Total Current Assets	115	15
Total Assets	$ 115	$ 15

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Current Liabilities
Accounts Payable	$ 9,983	$ 1,442
Accrued Interest	2,022	526
Shareholder Loans	38,222	17,659
Total Current Liabilities	50,227	19,627

Stockholders' Equity (Deficit)
Preferred Stock - 10,000,000 shares authorized
No shares issued and outstanding
Common Stock - 100,000,000 shares authorized
having a par value of $0.001 per share;
2,302,200 shares issued and outstanding	2,302	2,302
Capital in Excess of par value	385,657	385,657
Deficit accumulated during the development stage	(438,071)	(407,571)
Total Stockholders' Equity (Deficit)	(50,112)	(19,612)
Total Liabilities and Stockholders' Equity (Deficit)	$ 115	$ 15

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Nine-Month Periods Ended September 30, 2008 and 2007 and

for the Period from Inception [February 7, 1986] through September 30, 2008

			For the Period
			from inception
			[February 7, 1986]
			through
	September 30,	September 30,	September 30,
	2008	2007	2008
Revenues	$ -	$ -	$ -
Operating Expenses
General and Administrative Expenses	29,004	20,103	159,873
Loss from Operations	(29,004)	(20,103)	(159,873)

Other Income (Expense)
Related Party Interest Expense	(1,496)	(140)	(28,704)
Related Party Interest Income	-	-	506
Loss on Disposal of Assets	-	-	(250,000)
Total Other Income (Expense)	(1,496)	(140)	(278,198)

Net Loss before income taxes	(30,500)	(20,243)	(438,071)
Income Taxes	-	-	-

Net Loss	$ (30,500)	$ (20,243)	$ (438,071)

Basic and Diluted Loss per share	$ (.01)	$ (.01)

Weighted average number
of common shares outstanding	2,302,200	2,302,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Three-Month Periods Ended September 30, 2008 and 2007

	For the Three Months Ended

	September 30,	September 30,
	2008	2007
Revenues	$ -	$ -
Operating Expenses
General and Administrative Expenses	9,881	10,078
Loss from Operations	(9,881)	(10,078)

Other Income (Expense)
Related Party Interest Expense	(658)	(140)
Related Party Interest Income	-	-
Loss on Disposal of Assets	-	-
Total Other Income (Expense)	(658)	(140)

Net Loss before income taxes	(10,539)	(10,218)
Income Taxes	-	-

Net Loss	$ (10,539)	$ (10,218)

Basic and Diluted Loss per share	$ (.01)	$ (.01)

Weighted average number
of common shares outstanding	2,302,200	2,302,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Cash Flows

For the Nine-Month Periods Ended September 30, 2008 and 2007 and

for the Period from Inception [February 7, 1986] through September 30, 2008

			From Inception
			[February 7, 1986
	For the Nine Months Ended		through
	September 30,	September 30,	September 30,
	2008	2007	2008
Cash Flows From Operating Activities
Net Loss	$ (30,500)	$ (20,243)	$ (438,071)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Imputed related party interest expense	-	-	5,261
Loss from disposal of assets	-	-	250,000
Stock issued for services	-	-	25,521
Changes in assets and liabilities
(Increase) in Inventory	-	-	(165,000)
(Increase) decrease in Prepaid Expenses	-	3,500	-
Increase (decrease) in accounts payable	8,541	4,671	9,983
Increase in accrued interest	1,496	140	23,501
Net Cash Used by Operating Activities	(20,463)	(11,932)	(288,805)

Cash Flows From Investing Activities
Loan to Shareholder	-	-	(5,194)
Repayment of loan to shareholder	-	-	5,194
Net Cash From Investing Activities	-	-	-

Cash Flows From Financing Activities
Net increase (decrease) in bank overdraft	-	-	-
Proceeds from related party loans	20,563	11,900	72,028
Repayment of related party loans	-	-	(12,806)
Proceeds from issuances of common stock	-	-	233,967
Repurchase of common stock	-	-	(4,269)
Net Cash From Financing Activities	20,563	11,900	288,920

Net Increase (Decrease) in Cash	100	(32)	115

Beginning Cash Balance	15	164	-

Ending Cash Balance	$ 115	$ 132	$ 115

Supplemental Disclosures
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the nine months ended September 30, 2008:

None

For the nine months ended September 30, 2007:

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

NOTE 3 NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair value Measurements.”  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS 157 were originally to be effective beginning January 1, 2008.  Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in consolidated financial statements on a non-recurring basis.  We are currently evaluating the impact of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders' equity since inception. The Company's balance sheet as of September 30, 2008, reflects a total asset value of $115. The Company has little cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2008 through September 30, 2008, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

ITEM4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2008, the end of the period covered by this Report.

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

PRESTIGE CAPITAL CORPORATION

Date: November 14, 2008 By: /s/ Daniel Drummond

Daniel Drummond, President, CEO and CFO