Form 10-K
period 2008-12-31
PRESTIGE CAPITAL CORP
filed 2009-03-31
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-52855

PRESTIGE CAPITAL CORPORATION

(Name of small business issuer in its charter)

Nevada	93-0945181
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1348 East 3300 South, Suite 202, Salt Lake City, UT 84106

(Address of principal executive offices)

Issuer's telephone number: (801) 466-0041

Securities Registered pursuant to Section 12(b) of the Act: None.

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $.001 par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[_] Yes [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[_] Yes [x] No

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

[x] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_] Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company) Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[x] Yes [_]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "PGEC." There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008, therefore the aggregate market value of the issuer's common stock held by non-affiliates at March 27, 2009 is deemed to be $-0-.

Note. - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

[_] Yes [_] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 27, 2009
Common Stock, $.001 par value	2,302,200

DOCUMENTS INCORPORATED BY REFERENCE

See Item 15.

FORWARD LOOKING STATEMENTS

In this Annual Report, references to "Prestige Capital Corporation," the "Company," "we," "us," "our" and words of similar import) refer to Prestige Capital Corporation, the Registrant.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the markets in which Prestige Capital Corporation may participate, competition within The Company's chosen industry, technological advances and failure by us to successfully develop business relationships.

PART I

ITEM 1. BUSINESS

Business Development

Prestige Capital Corporation ("the Company") was organized under the laws of the State of Utah on February 7, 1986 under the name of Hood Ventures, Inc. On December 31, 1998, the name was changed to Prestige Capital Corporation. On December 31, 1998, Hood Ventures, Inc. of Utah merged with Prestige Capital Corporation, a Nevada Corporation, leaving the Nevada Corporation as the surviving company. We have ceased operations and have focused our efforts on seeking a business opportunity. We are now considered a " blank check " company.

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

Description of Business

We are currently seeking and investigating potential assets, property or businesses to acquire. We have had no material business operations since December 28, 2004. Our plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected. We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determine the particular industries in which we may engage.

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted as to acquisitions, reorganizations and mergers with businesses or entities that desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO") as a method of going public. The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations.

Amendments to Form 8-K by the Securities and Exchange Commission (the "SEC") regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the recent amendments to Rule 144 adopted by the SEC that were effective on February 15, 2008, limit the resale of most securities of shell companies until one year after the filing of such information, may eliminate many of the perceived advantages of these types of going public transactions. These types of transactions are customarily referred to as "reverse" reorganizations or mergers in which the acquired company's shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. Regulations governing shell companies also deny the use of Form S-8 for the registration of securities and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense that are normally avoided by reverse reorganizations or mergers.

Recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC's prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any acquisition, reorganization or merger, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desire to utilize us as a means of going public.

Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in us.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity's management and personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merits of any such business' or company's technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such business' or company's management services and the depth of management; the business' or the company's potential for further research, development or exploration; risk factors specifically related to the business' or company's operations; the potential for growth, expansion and profit of the business or company; the perceived public recognition or acceptance of the company's or the business' products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

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

Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for us. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a reorganization, merger or acquisition, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of our management respecting such compensation. Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or 12 months after we file the Form 10 information about the acquired company with the SEC as now required by Form 8-K. These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finder's or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the SEC that includes any shares that are issued to them at no cost to them. These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

Substantial fees are also often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of their shares of our common stock that are owned by them or to provide an indemnification for all of our prior liabilities. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities. Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144.

None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity with us.

Principal Products or Services and Their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Smaller Reporting Company's Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by us; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger. There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with entities that have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us since inception.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None; not applicable.

Need for any Governmental Approval of Principal Products or Services

Because we currently have no business operations and produce no products nor provide any services, we are not presently subject to any governmental regulation in this regard. However, in the event that we complete a reorganization, merger or acquisition transaction with an entity that is engaged in business operations or provides products or services, we will become subject to all governmental approval requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Effect of Existing or Probable Governmental Regulations on the Business

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a "smaller reporting company." That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002. The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, compensation and oversight of the work of public companies' auditors; management assessment of our internal controls; auditor attestation to management's conclusions about internal controls (anticipated to commence with the December 31, 2009, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide the Company's shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to the Company's shareholders.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Costs During the Last Two Fiscal Years

None; not applicable.

Cost and Effects of Compliance with Environmental Laws

We do not believe that our current or intended business operations are subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost; however, we will become subject to all such governmental requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Number of Total Employees and Number of Full Time Employees

None.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports or registration statements that we have previously filed electronically with the SEC at its Internet site at www.sec.gov. Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms. Our SEC reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

PART II

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2: PROPERTIES

We have no assets, property or business; our principal executive office address and telephone number are the business office address and telephone number of our President, Daniel Drummond, and are currently provided at no cost. Because we have had no business, our activities have been limited to keeping us in good standing in the State of Nevada and timely voluntarily filing our reports with the SEC. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Drummond of providing the use of his office and telephone have been minimal.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours or owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended December 31, 2008.

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD" [now "FINRA"] ) under the symbol "PGEC" There is currently no established trading market for our shares of common stock. Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger. In any event, no assurance can be given that any market for our common stock will develop or be maintained.

For any market that develops for our common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. For information regarding the requirements of resales under Rule 144, see the heading "Rule 144" below.

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	Closing Bid
2007	High	Low
November 13 (first available) through December 31, 2007	NONE	NONE

2008
January 1, 2008-March 31, 2008	NONE	NONE
April 1, 2008 -June 30, 2008	0.25	0.25
July 1, 2008 -September 30, 2008	0.25	0.25
October 1, 2008 -December 31, 2008	0.25	0.25

These prices were obtained from the National Quotation Bureau, Inc. (the "NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

We currently have approximately 76 shareholders, not including an indeterminate number who may hold shares in "street name."

Dividends

We have not declared any cash dividends with respect to our common stock and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty, and if and until we complete any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans

None; not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of registered or unregistered securities for the year ended December 31, 2008.

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period - no resales under Rule 144 Permitted.

After Six-month holding period - may resell in accordance with all Rule 144 requirements including:

- Current public information,

- Volume limitations,

- Manner of sale requirements for equity securities, and

- Filing of Form 144.

During six- month holding period - no resales under Rule 144 permitted.

After six-month holding period but before one year - unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period - unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period - no resales under Rule 144 permitted.

After one-year holding period - may resell in accordance with all Rule 144 requirements including:

- Current public information,

- Volume limitations,

- Manner of sale requirements for equity securities, and

-Filing of Form 144.

During one-year holding period - no resales under Rule 144 permitted. After one-year holding period - unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Shell Companies

The following is an excerpt from Rule 144(i) regarding resales of securities of shell companies:

"(i) Unavailability to securities of issuers with no or nominal operations and no or nominal non-cash assets.

(1) This section is not available for the resale of securities initially issued by an issuer defined below:

(i) An issuer, other than a business combination related shell company, as defined in ss. 230.405, or an asset-backed issuer, as defined in Item 1101(b) of Regulation AB (ss. 229.1101(b) of this chapter), that has:

(A) No or nominal operations; and

(B) Either :

(1) No or nominal assets;

(2) Assets consisting solely of cash and cash equivalents; or

(3) Assets consisting of any amount of cash and cash equivalents and nominal other assets; or

(ii)

An issuer that has been at any time previously an issuer described in paragraph (i)(1)(i).

(2) Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issue was required to file such reports and materials), other than Form 8-K reports (ss.249.308 of this chapter); and has filed current "Form 10 information" with the Commission reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after one year has elapsed from the date that the issuer filed "Form 10 information" with the Commission.

(3) The term "Form 10 information" means the information that is required by Form 10 or Form 20-F (ss.249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule. The issuer may provide the Form 10 information in any filing of the issuer with the Commission. The Form 10 information is deemed filed when the initial filing is made with the Commission."

Securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph, though the SEC has implied that these restrictions would not be enforced respecting securities issued by a shell company while it was not determined to be a shell company.

Section 4(1) of the Securities Act

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading "Shell Companies." Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(1) thereof, applicable to persons other than "an issuer, underwriter or a dealer." That will require that such shares of common stock be sold in "routine trading transactions," which would include compliance with substantially all of the requirements of Rule 144, regardless of its availability; and such resales may be limited to our non-affiliates. It is the position of the SEC that the Section 4(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees. See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called "Worm-Wulff Letter."

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2008, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

ITEM 6: SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect The Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed further below under "Trends and Uncertainties," and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

Our plan of operation for the next 12 months is to: (i)consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to us. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm's length transaction. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

When and if a business will commence or an acquisition made is presently unknown and will depend upon various factors, including but not limited to funding and its availability and if and when any potential acquisition may become available to us at terms acceptable to us. The estimated costs associated with reviewing and verifying information about a potential business venture would be mainly for due diligence and the legal process and could cost between $5,000 and $25,000. These funds will either be required to be loaned by management or raised in private offerings; we cannot assure you that it can raise funds, if needed.

Liquidity and Capital Resources

The Company has cash or cash equivalents on hand as of December 31, 2008 amounting to $115. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. During the year ended December 31, 2008, loans were made and expenses were paid by a principal stockholder in the amount of $20,564. During the same period in 2007, additional loans and expenses by a principal stockholder totaled $17,659. The aggregate amount of $38,223 outstanding as of December 31, 2008, is unsecured and is due on demand. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Results of Operations

Other than maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit us and our stockholders, we have had no material business operations in the two most recent calendar years.

During the year ended December 31, 2008, we had a net loss of $36,779, resulting from operations. During this same period ending December 31, 2007, we had a net loss of $23,255, also resulting from operations. The increase in net loss is due to the Company's efforts to comply with new Sarbanes Oxley controls and increased auditing costs. Except as described above, we have received no revenues in either of our two most recent calendar years. See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended December 31, 2008.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T): CONTROLS AND PROCEDURES

Our management, with the participation of our President and Secretary/Treasurer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President and Secretary/Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control over Financial Reporting

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

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2008, our internal control over financial reporting was not effective. The Company's material weaknesses in internal control are due to the lack of segregation of duties and the lack of accounting expertise in the supervision of the financial reporting process. However, the Company believes the costs of remediation outweigh the benefits given the limited operations of the company.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Position	Director or Officer since
Daniel Drummond	56	President/Director	February 2008

Background and Business Experience

Daniel D. Drummond, Sole Officer and Director. Mr. Drummond graduated with a Bachelor of Science degree from the United States Military Academy at West Point in 1975. Following a military career with the U.S. Army, Mr. Drummond held positions with various companies in marketing, consulting and operations. From April 2003 until December 2003, Mr. Drummond was Vice President of Systems Development for two start-up companies, PoweRX Pharmacy, a pain-management pharmacy, and PoweRx Technologies, a company specializing in the development of handheld prescription-writing applications and systems. Since February 2004, Mr. Drummond has been a member of Tryant, LLC., a firm specializing in mergers and acquisitions. Mr. Drummond was the sole officer and director of Wren, Inc., an internet marketing company until February 23, 2009, and is the president and director of UAGH, Inc., a development stage company.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships

None.

Involvement in Other Public Companies

Mr. Drummond was the sole officer and director of Wren, Inc., an internet marketing company, and is currently the president and a director of UAGH, Inc. Mr. Drummond was an officer and director of West Coast Car Company from March 2004 until May 2007, when it became Shengtai Pharmaceutical, Inc.

Involvement in Certain Legal Proceedings

During the past five years, no director, officer, promoter or founder or control person of the Company:

- has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

- was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

-was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

-was found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2008, the following were filed timely:

None.

Code of Ethics

We adopted a Code of Ethics for our principal executive and financial officers. Our Code of Ethics was filed as Exhibit 14 to our Annual Report for the year ended December 31, 2007. See Part IV, Item 15, of this Annual Report.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because, due to our lack of material operations and the fact that we presently have only three directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee

We have not established an Audit Committee because, due to our lack of material operations and the fact that we presently have only three directors and executive officers, we believe that we are able to effectively manage the issues normally considered by an Audit Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11: EXECUTIVE COMPENSATION

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2008, or 2007. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item. Stock awards were valued using the closing bid price for the period in question as obtained from the National Quotation Bureau, Inc. (the "NQB"). The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Daniel Drummond	12/31/08	0	0	0	0	0	0	0	0
President, Director	12/31/07	0	0	0	0	0	0	0	0
	12/31/06	0	0	0	0	0	0	0	0
	12/31/05	0	0	0	0	0	0	0	0

Randy Zundel*	12/31/08	0	0	0	0	0	0	0	0
Former President,	12/31/07	0	0	0	0	0	0	0	0
Director	12/31/06	0	0	0	0	0	0	0	0
	12/31/05	0	0	0	0	0	0	0	0

Swen Mortenson*	12/31/08	0	0	0	0	0	0	0	0
Former, Treasurer, Director	12/31/07	0	0	0	0	0	0	0	0
	12/31/06	0	0	0	0	0	0	0	0
	12/31/05	0	0	0	0	0	0	0	0

*On February 27, 2008, Randy Zundel and Swen Mortenson resigned from officers and directors of the Company.

Outstanding Equity Awards at Fiscal Year-End

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2008.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of March 30, 2009. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 2,302,200 shares of common stock outstanding at that date.

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

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options or warrants.

Changes in Control

There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company. However, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

None, not applicable.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Except for the following, there were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Shareholder Loans - During the years ended December 31, 2008 and 2007, respectively, $20,564 and $17,659 was loaned by shareholders of the Company and $0 and $0 was repaid to the shareholders. As of December 31, 2008 and 2007, the amount due to the shareholders was $38,223 and $17,659, respectively. The interest expense on the loans was $2,406 and $526 for the years ended December 31, 2008 and 2007, respectively. The above mentioned shareholder loans were due on demand and had interest imputed at an annual rate of 8%.

Promoters and Certain Control Persons

See the heading "Transactions with Related Persons" above.

Parents of the Issuer

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2008 and 2007:

Fee Category	2008	2007
Audit Fees	$17,121	$7,500
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$17,121	$7,500

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees," and "Tax fees" above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2) Financial Statements. See the audited financial statements for the year ended December 31, 2008 contained in Item 8 above which are incorporated herein by this reference.

(a)(3) Exhibits. The following exhibits are filed as part of this Annual Report:

3.1           Articles of Incorporation(1)

3.1a         Amended Articles of Incorporation (2)

3.2           Bylaws(1)

14.1         Code of Ethics(2)

31.1         Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2         Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1          Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1) These exhibits are incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission on November 29, 1999.

(2) These exhibits are incorporated herein by this reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on April 15, 2008.

(3) This exhibit is incorporated herein by this reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on April 15, 2008.

(4) Incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Prestige Capital Corporation

Date:	3/31/09	By:	/s/Daniel Drummond
Daniel Drummond, President/Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Prestige Capital Corporation

Date:	3/31/09	By:	/s/ Daniel Drummond
Daniel Drummond, President/Chief Executive Officer, Chief Financial Officer and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Prestige Capital Corporation

We have audited the accompanying balance sheets of Prestige Capital Corporation [a development stage company] as of December 31, 2008 and 2007, and the related statements of operations, cash flows, and stockholders' deficit for the years ended December 31, 2008 and 2007 and for the period from reactivation [June 21, 2006] through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prestige Capital Corporation as of December 31, 2008 and 2007, and the results of operations and cash flows for the years ended December 31, 2008 and 2007, and for the period from reactivation [June 21, 2006] through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Prestige Capital Corporation will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since its reactivation and has no revenue-generating activities. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
March 31, 2009

PRESTIGE CAPITAL CORPORATION
[A Development Stage Company]
Balance Sheets
December 31, 2008 and 2007

	December 31,	December 31,
Assets	2008	2007
Current Assets
Cash	$115	$15
Total Current Assets	115	15
Total Assets	$115	$15

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts Payable	$15,490	$1,442
Accrued Interest	2,793	526
Shareholder Loans	38,223	17,659
Total Current Liabilities	56,506	19,627

Stockholders' Equity (Deficit)
Preferred Stock, 10,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
100,000,000 shares authorized
2,302,200 issued and outstanding
at December 31, 2008 and 2007	2,302	2,302
Capital in excess of par value	385,657	385,657
Retained Deficit	(383,749)	(383,749)
Deficit accumulated during the development stage	(60,601)	(23,822)
Total Stockholders' Equity (Deficit)	(56,391)	(19,612)

Total Liabilities and Stockholders' Equity (Deficit)	$115	$15

The accompanying notes are an integral part of these financial statements

PRESTIGE CAPITAL CORPORATION
[A Development Stage Company]
Statements of Operations
For the Years Ended December 31, 2008 and 2007
and for the Period from Reactivation [June 21, 2006]
through December 31, 2008

			From Reactivation June 21, 2006 through December 31, 2008

	2008	2007
Revenues	$-	$-	$-
Operating Expenses
General and Administrative	34,373	22,729	57,540
Loss from Operations	(34,373)	(22,729)	(57,540)

Other Income (Expense)
Related Party Interest Expense	2,406	(526)	(3,567)
Related Party Interest Income	-	-	506
Total Other Income (Expense)	(2,406)	(526)	(60,601)

Net Loss before income taxes	(36,779)	(23,255)	(60,601)
Income Taxes	-	-	-

Net Loss	$(36,779)	$(23,255)	$(60,601)
Basic and Diluted Loss per Share	(0.02)	(0.01)
Basic and Diluted Weighted Average Shares Outstanding	2,302,200	2,302,200

The accompanying notes are an integral part of these financial statements

PRESTIGE CAPITAL CORPORATION
[A Development Stage Company]
Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007
and for the Period from Reactivation [June 21, 2006]
through December 31, 2008

					From Reactivation June 21, 2006 through December 31,

	2008			2007	2008
OPERATING ACTIVITIES
Net Loss	$(36,779)			$(23,255)	$(60,601)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Corporate expenses paid by shareholder	9,964			359	10,323
Imputed related party interest expense	-			-	635
Changes in assets and liabilities	-			-	-
(Increase) Decrease in Prepaid Expenses	-			3,500	-
Increase (decrease) in Accounts Payable	14,048			1,421	10,334
Increase in Accrued Interest	2,267			526	2,793
Net cash used by Operating Activities	(10,500)			(17,449)	(36,516)

FINANCING ACTIVITIES
Proceeds from related party loans	10,600			17,300	27,900
Repayment of related party loans	-			-	(12,000)
Proceeds from issuance of common stock	-			-	25,000
Repurchase of common stock	-			-	(4,269)
Net cash provided by Financing Activities	10,600			17,300	36,631

Net Cash Increase (Decrease) for Period	100			(149)	115
Cash at Beginning of Period	15			164	-
Cash at End of Period	$115	$		$15	$115

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$-		$-		$-
Income taxes	$-		$-		$-

Noncash investing and financing activities:
None for the years ended December 31, 2008 and 2007.

The accompanying notes are an integral part of these financial statements

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Statement of Stockholders' Equity (Deficit)

From the Date of Reactivation [June 21, 2006

Through December 31, 2008

	Common Stock		Capital in Excess of Par Value	Retained Deficit	Deficit Accumulated during Development Stage
	Shares	Amount

BALANCE, June 21, 2006	1,936,000	$ 1,936	$ 364,657	$ 383,749	$ -

Issuance of common stock for cash at
approximately $0.0205 per share, June 2006	1,220,000	1,220	23,780	-	-

Repurchase of common stock at $0.005 per
share, July 2006	(853,800)	(854)	(3,415)	-	-

Imputed related party interest expense	-	-	635	-	-

Net loss for the period from June 22, 2006 to December 31, 2006	-	-	-	-	(567)
BALANCE, December 31, 2006	2,302,200	2,302	385,657		(567)

Net loss for the year ended December 31, 2007	-	-	-	-	(23,255)
BALANCE, December 31, 2007	2,302,200	2,302	385,657		(23,822)
	-	-	-		(36,779)
Net loss for the year ended December 31, 2008				-
BALANCE, December 31, 2008	2,302,200	$ 2,302	$ 385,657	$ 383,749	$ (60,601)

The accompanying notes are an integral part of this financial statement.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Notes to Financial Statements

NOTE 1 ORGANIZATION

Organization - Prestige Capital Corporation ("the Company") was organized under the laws of the State of Utah on February 7, 1986 under the name of Hood Ventures, Inc. On December 31, 1998, the name was changed to Prestige Capital Corporation. On December 31, 1998, Hood Ventures, Inc. of Utah merged with Prestige Capital Corporation, a Nevada Corporation, leaving the Nevada Corporation as the surviving company. After a period of dormancy, the Company experienced a significant change in shareholder ownership on June 21, 2006 and is considered to be reactivated as of that date as a development stage company that is currently seeking business opportunities or potential business acquisitions. The Company currently has no revenue-generating activities and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. Development stage accumulations presented in the financial statements begin on June 21, 2006, as a result of the reactivation on that date. The Company does not intend to pay dividends in the foreseeable future.

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

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2008 and 2007, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheets at December 31, 2008 and 2007 relating to unrecognized benefits.

The tax years 2005-2008 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

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

e. Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding. In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. During periods of net losses dilutive shares are not included, due to anti-dilutive results. There were no dilutive shares at December 31, 2008 and 2007.

f. Impact of New Accounting Standards

In December 2007, the FASB issued Statement of Financial and Accounting Standards ("SFAS") No. 141(R), "Business Combinations."  SFAS 141(R) changes the accounting for and reporting of business combination transactions in the following way:  Recognition with certain exceptions of 100% of the fair values of assets acquired, liabilities assumed, and non controlling interests of acquired businesses; measurement of all acquirer shares issued in consideration for a business combination at fair value on the acquisition date; recognition of contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally reflected in earnings; recognition of pre-acquisition gain and loss contingencies at their acquisition date fair value; capitalization of in-process research and development (IPR&D) assets acquired at acquisition date fair value; recognition of acquisition-related transaction costs as expense when incurred; recognition of acquisition-related restructuring cost accruals in acquisition accounting only if the criteria in Statement No. 146 are met as of the acquisition date; and recognition of changes in the acquirer's income tax valuation allowance resulting from the business combination separately from the business combination as adjustments to income tax expense.  SFAS No. 141(R) is effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption prohibited.  The adoption of SFAS No. 141(R) will affect valuation of business acquisitions made in 2009 and forward.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interest in Consolidated Financial Statements - an Amendment of ARB 51."  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SAFS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  We do not anticipate a material impact upon adoption.

In March 2008, the FSAB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities."  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not anticipate a material impact upon adoption.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements."  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expends disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS 157 were originally to be effective beginning January 1, 2008.  Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in consolidated financial statements on a non-recurring basis.  We are currently evaluating the input of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

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

NOTE 4 RELATED PARTY TRANSACTIONS

Shareholder Loans - During the years ended December 31, 2008 and 2007, respectively, $20,564 and $17,659 was loaned by shareholders of the Company and no amounts were  repaid to the shareholders. As of December 31, 2008 and 2007, the amount due to the shareholders was $38,223 and $17,659, respectively. The interest expense on the loans was $2,406 and $526 for the years ended December 31, 2007 and 2006, respectively. The above mentioned shareholder loans were due on demand and had interest imputed at an annual rate of 8%.

Management Compensation - During the years ended December 31, 2008 and 2007, the Company did not pay any compensation to any officer/directors of the Company.

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

NOTE 6 INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available net operating loss or tax credit carryforwards. At December 31, 2008, the Company has available unused net operating loss carryforwards of approximately $67,634, which may be applied against future taxable income and which expire in various years from 2021 through 2028. Due to a substantial change in the Company's ownership during June 2006, there will be an annual limitation on the amount of previous net operating loss carryforwards which can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $10,145 and $4,628 as of December 31, 2008 and 2007, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $5,517 during the year ended December 31, 2008.

	2008	2007
Statutory Rate (Expense)	(15%)	(15%)
Tax Effects of:
Valuation Allowance	15%	15%
Reported provision for Income Taxes	0%	0%

A reconciliation of our unrecognized tax benefits for the years ending December 31, 2008 and 2007 is presented in the table below:

	2008	2007
Beginning Balance	$0.00	$0.00
Additions based on tax positions related to the current year	0.00	0.00
Reductions for tax positions of prior years	0.00	0.00
Reductions due to expiration of statute of limitations	0.00	0.00
Settlements with taxing authorities	0.00	0.00
Ending Balance	$0.00	$0.00