Form 10-Q
period 2009-03-31
PRESTIGE CAPITAL CORP
filed 2009-05-15
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 000-52855

Prestige Capital Corporation

(Exact name of registrant as specified in its charter)

Nevada	93-0945181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1348 East 3300 South, #202, Salt Lake City, Utah	84106
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 2009 : 2,302,200

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

CONTENTS

		PAGE

-	Condensed Balance Sheets,
	March 31, 2009 (Unaudited) and December 31, 2008	5

-	Unaudited Condensed Statements of Operations,
	for the three months ended March 31, 2009,
	and 2008, and for the period from Re-activation
	[June 21, 2006] through
	March 31, 2009	6

-	Unaudited Condensed Statements of Cash Flows,
	for the three months ended March 31, 2009, and
	2008, and for the period from Re-activation
	[June 21, 2006] through
	March 31, 2009	7

-	Notes to Unaudited Condensed Financial Statements	8

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
Assets
Current Assets	Unaudited
Cash	$ 86	$ 115
Total Current Assets	86	115
Total Assets	$ 86	$ 115

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Current Liabilities
Accounts Payable	$ 10,090	$ 15,490
Accrued Interest	3,545	2,793
Shareholder Loans	45,223	38,223
Total Current Liabilities	58,858	56,506

Stockholders' Equity (Deficit)
Preferred Stock - 10,000,000 shares authorized
No shares issued and outstanding
Common Stock - 100,000,000 shares authorized
having a par value of $0.001 per share;
2,302,200 shares issued and outstanding	2,302	2,302
Capital in Excess of par value	385,657	385,657
Retained Deficit	(383,749)	(383,749)
Deficit accumulated during the development stage	(62,982)	(60,601)
Total Stockholders' Equity (Deficit)	(58,772)	(56,391)
Total Liabilities and Stockholders' Equity (Deficit)	$ 86	$ 115

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Three-Month Periods Ended March 31, 2009 and 2008 and

for the Period from Re-activation [June 21, 2006] through March 31, 2009

			For the Period
	For the Three Months Ended		from Re-Activation
			[June 21, 2006]
	March 31,	March 31,	Through March 31,
	2009	2008	2009
Revenues	$ -	$ -	$ -
Operating Expenses
General and Administrative Expenses	1,505	6,192	59,045
Loss from Operations	(1,505)	(6,192)	(59,045)

Other Income (Expense)
Related Party Interest Expense	(876)	(380)	(4,443)
Related Party Interest Income	-	-	506
Total Other Income (Expense)	(876)	(380)	(3,937)

Net Loss before income taxes	(2,381)	(6,572)	(62,982)
Income Taxes	-	-	-

Net Loss	$ (2,381)	$ (6,572)	$ (62,982)

Basic and Diluted Loss per share	$ -	$ -

Weighted average number
of common shares outstanding	2,302,200	2,302,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Cash Flows

For the Three-Month Periods Ended March 31, 2009 and 2008 and

for the Period from Re-activation [June 21, 2006] through March 31, 2009

	For the Three Months Ended		From Re-activation
			[June 21, 2006]
	March 31,	March 31,	through
	2009	2008	March 31, 2009
Cash Flows From Operating Activities
Net Loss	$ (2,381)	$ (6,572)	$ (62,982)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Imputed related party interest expense	-	-	635
Corporate expenses paid by shareholder	7,000	-	17,323
Changes in assets and liabilities
Increase (decrease) in accounts payable	(5,401)	3,659	4,933
Increase in accrued interest	753	380	3,546
Net Cash Used by Operating Activities	(29)	(2,533)	(36,545)

Cash Flows From Financing Activities
Proceeds from related party loans	-	2,533	27,900
Repayment of related party loans	-	-	(12,000)
Proceeds from issuances of common stock	-	-	25,000
Repurchase of common stock	-	-	(4,269)
Net Cash From Financing Activities	-	2,533	36,631

Net Increase (Decrease) in Cash	(29)	-	86

Beginning Cash Balance	115	15	-

Ending Cash Balance	$ 86	$ 15	$ 86

Supplemental Disclosures
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2009:

None

For the three months ended March 31, 2008:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Notes to Financial Statements

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the results for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2008. The operating results for the periods presented are not necessarily indicative of the operating results for the full year.

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

NOTE 3  NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." The FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting," to require disclosures about the fair value of financial instruments during interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The Company will include any required disclosures in the Company's Quarterly Report on Form 10-Q for the interim period ending June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." The FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009, which is June 30, 2009 for the Company. The FSP is not anticipated to have a material impact on the Company's consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders' equity since inception. The Company's balance sheet as of March 31, 2009, reflects a total asset value of $86. The Company has little cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2009 through March 31, 2009, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2009, the end of the period covered by this Report.

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

PRESTIGE CAPITAL CORPORATION

Date: May 15, 2009 By: /s/ Daniel Drummond

Daniel Drummond, President, CEO and CFO