Form 10-Q
period 2009-06-30
PRESTIGE CAPITAL CORP
filed 2009-08-14
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 33-03583-S

Prestige Capital Corporation

(Exact name of registrant as specified in its charter)

Nevada	93-0945181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1348 East 3300 South, #202 , Salt Lake City, Utah	84106
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 2009 : 2,302,200

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2009

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

CONTENTS

		PAGE

-	Condensed Balance Sheets,
	June 30, 2009 (Unaudited) and December 31, 2008	5

-	Unaudited Condensed Statements of Operations,
	for the six months ended June 30, 2009,
	and 2008, and for the period from Re-Activation
	[June 21, 2006] through
	June 30, 2009	6

-	Unaudited Condensed Statements of Operations,
	for the three months ended June 30, 2009,
	and 2008.	7

-	Unaudited Condensed Statements of Cash Flows,
	for the six months ended June 30, 2009, and
	2008, and for the period from Re-Activation
	[June 21, 2006] through
	June 30, 2009	8

-	Notes to Unaudited Condensed Financial Statements	9

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
Assets
Current Assets	Unaudited
Cash	$ 86	$ 115
Total Current Assets	86	115
Total Assets	$ 86	$ 115

Liabilities and Stockholders' Equity (Deficit)

Liabilities
Current Liabilities
Accounts Payable	$ 12,682	$ 15,490
Accrued Interest - related party	4,448	2,793
Shareholder Loans	45,223	38,223
Total Current Liabilities	62,353	56,506

Stockholders' Equity (Deficit)
Preferred Stock - 10,000,000 shares authorized
No shares issued and outstanding
Common Stock - 100,000,000 shares authorized
having a par value of $0.001 per share;
2,302,200 shares issued and outstanding	2,302	2,302
Capital in Excess of par value	385,657	385,657
Retained Deficit	(383,749)	(383,749)
Deficit accumulated during the development stage	(66,477)	(60,601)
Total Stockholders' Equity (Deficit)	(62,267)	(56,391)
Total Liabilities and Stockholders' Equity (Deficit)	$ 86	$ 115

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Six-Month Periods Ended June 30, 2009 and 2008 and

for the Period from Re-Activation [June 21, 2006] through June 30, 2009

			For the Period
	For the Six Months Ended		from Re-Activation
			[June 21, 2006]
	June 30,	June 30,	Through June 30,
	2009	2008	2009
Revenues	$ -	$ -	$ -
Operating Expenses
General and Administrative Expenses	4,072	19,124	61,614
Loss from Operations	(4,072)	(19,124)	(61,614)

Other Income (Expense)
Related Party Interest Expense	(1,803)	(837)	(5,369)
Related Party Interest Income	-	-	506
Total Other Income (Expense)	(1,803)	(837)	(4,863)

Net Loss before income taxes	(5,875)	(19,961)	(66,477)
Income Taxes	-	-	-

Net Loss	$ (5,875)	$ (19,961)	$ (66,477)

Basic and Diluted Loss per share	$ (.01)	$ (.01)

Weighted average number
of common shares outstanding	2,302,200	2,302,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Three-Month Periods Ended June 30, 2009 and 2008

	For the Three Months Ended

	June 30,	June 30,
	2009	2008
Revenues	$ -	$ -
Operating Expenses
General and Administrative Expenses	2,567	12,932
Loss from Operations	(2,567)	(12,932)

Other Income (Expense)
Related Party Interest Expense	(926)	(457)
Related Party Interest Income	-	-
Total Other Income (Expense)	(926)	(457)

Net Loss before income taxes	(3,493)	(13,389)
Income Taxes	-	-

Net Loss	$ (3,493)	$ (13,389)

Basic and Diluted Loss per share	$ (.01)	$ (.01)

Weighted average number
of common shares outstanding	2,302,200	2,302,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Cash Flows

For the Six-Month Periods Ended June 30, 2009 and 2008 and

for the Period from Re-Activation [June 21, 2006] through June 30, 2009

	For the Six Months Ended		From Re-Activation
			[June 21, 2006]
	June 30,	June 30,	through
	2009	2008	June 30, 2009
Cash Flows From Operating Activities
Net Loss	$ (5,875)	$ (19,961)	$ (66,477)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Imputed related party interest expense	-	-	635
Corporate Expenses paid by shareholder	7,000	-	17,323
Changes in assets and liabilities
Increase (decrease) in accounts payable	(2,810)	12,027	7,526
Increase in accrued interest	1,656	837	4,448
Net Cash Used by Operating Activities	(29)	(7,097)	(36,545)
Cash Flows From Financing Activities
Proceeds from related party loans	-	7,105	27,900
Repayment of related party loans	-	-	(12,000)
Proceeds from issuances of common stock	-	-	25,000
Repurchase of common stock	-	-	(4,269)
Net Cash From Financing Activities	-	7,105	36,631

Net Increase (Decrease) in Cash	(29)	8	86

Beginning Cash Balance	115	15	-

Ending Cash Balance	$ 86	$ 23	$ 86

Supplemental Disclosures
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:

For the six months ended June 30, 2009:

None

For the six months ended June 30, 2008:

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

NOTE 3 NEW ACCOUNTING PRONOUNCEMENTS

On May 28, 2009, the FASB issued Statement No. 165, Subsequent Events ("SFAS No. 165"). Although SFAS No. 165 does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management's assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated. SFAS No. 165 became effective for the quarter ended June 30, 2009. The Company has evaluated subsequent events through August 14, 2009 for this quarterly report on Form 10-Q for the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have any impact on the Company's consolidated financial position or results of operations.

On June 12, 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167"). SFAS No. 167 modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity ("VIE") by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. SFAS No. 167 becomes effective for all new and existing VIEs on January 1, 2010. The adoption of SFAS No. 167 is not expected to have a material effect on our consolidated financial statements.

On June 29, 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-A Replacement of FASB Statement No. 162 ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") as the primary source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 and the Codification become effective on September 30, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards and the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The adoption of SFAS No. 168 and the Codification on September 30, 2009 will not have a material effect on our consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders' equity since inception. The Company's balance sheet as of June 30, 2009, reflects a total asset value of $86. The Company has little cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2009 through June 30, 2009, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

   Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2009, the end of the period covered by this Report.

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

PRESTIGE CAPITAL CORPORATION

Date: August 14, 2009 By: /s/ Daniel Drummond

Daniel Drummond, President, CEO and CFO