Form 10-Q
period 2009-09-30
PRESTIGE CAPITAL CORP
filed 2009-11-16
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File No.:  000-52855

PRESTIGE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	93-0945181 (I.R.S. Employer Identification No.)
4751 South Ichabod Street, Salt Lake City, Utah (Address of principal executive offices)	84117 (Zip Code)

(801) 201-0401

(Registrant’s telephone number, including area code)

1348 East 3300 South #202, Salt Lake City, Utah 84106

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes   ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§233.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐

            Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒    No ☐

The number of shares outstanding of the registrant’s common stock as of November 13, 2009, was 2,302,200.

PRESTIGE CAPITAL CORPORATION

Form 10-QSB for the quarter ended September 30, 2009

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CONTENTS

Condensed Balance Sheets, September 30, 2009 (Unaudited) and December 31, 2008	4

Unaudited Condensed Statements of Operations, for the nine months ended September 30, 2009and 2008, and for the period from Re-Activation [June 21, 2006] through September 30, 2009	5

Unaudited Condensed Statements of Operations, for the three months ended September 30, 2009, and 2008	6

Unaudited Condensed Statements of Cash Flows, for the nine months ended September 30, 2009, and 2008, and for the period from Re-Activation [June 21, 2006] through September 30, 2009	7

Notes to Unaudited Condensed Financial Statements	8

PRESTIGE CAPITAL CORPORATION

[ A Development Stage Company]

Condensed Balance Sheets

	September 30,	December 31
	2009	2008
Assets	Unaudited
Current Assets
Cash	$86	$115
Total Current Assets	86	115
Total Assets	$86	$115

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current Liabilities
Accounts Payable	$5,700	$15,490
Accrued Interest - related party	5,451	2,793
Shareholder Loans	52,244	38,223
Total Current Liabilities	63,395	56,506

Stockholders’ Equity (Deficit)
Preferred Stock - 10,000,000 shares authorized
No shares issued and outstanding
Common Stock - 100,000,000 shares authorized
having a par value of $0.001 per share;
2,302,200 shares issued and outstanding	2,302	2,302
Capital in Excess of par value	385,657	385,657
Retained Deficit	(383,749)	(383,749)
Deficit accumulated during the development stage	(67,519)	(60,601)
Total Stockholders’ Equity (Deficit)	(63,309)	(56,391)
Total Liabilities and Stockholders’ Equity (Deficit)	$86	$115

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[ A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Nine-Month Periods Ended September 30, 2009 and 2008 and

for the Period from Re-Activation [June 21, 2006] through September 30, 2009

				For the Period
				from
				Re-Activation
				[June 21, 2006]
	For the Nine Months Ended			Through
	September 30,	September 30,		September 30,
	2009	2008		2009
Revenues	$-	$-		$-
Operating Expenses
General and Administrative Expenses	4,072	29,004		61,614
Loss from Operations	(4,072)	(29,004)		(61,614)

Other Income (Expense)
Related Party Interest Expense	(2,846)	(1,496)		(6,411)
Related Party Interest Income	-	-		506
Total Other Income (Expense)	(2,846)	(1,496)		(5,905)

Net Loss before income taxes	(6,918)	(30,500)		(67,519)
Income Taxes	-	-		-

Net Loss	$(6,918)	$(30,500)		$(67,519)

Basic and Diluted Loss per share	$(.01)	$(.01)	$

Weighted average number
of common shares outstanding	2,302,200	2,302,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Three-Month Periods Ended September 30, 2009 and 2008

	For the Three Months Ended
	September 30,	September 30,
	2009	2008

Revenues	$-	$-
Operating Expenses
General and Administrative Expenses		9,881
Loss from Operations		(9,881)

Other Income (Expense)
Related Party Interest Expense	(1,043)	(658)
Related Party Interest Income	-	-
Total Other Income (Expense)	(1,043)	(658)

Net Loss before income taxes	(1,043)	(10,539)
Income Taxes	-	-

Net Loss	$(1,043)	$(10,539)

Basic and Diluted Loss per share	$(.01)	$(.01)

Weighted average number
of common shares outstanding	2,302,200	2,302,200

The accompanying notes are an integral part of these unaudited condensed financial statements .

PRESTIGE CAPITAL CORPORATION

[ A Development Stage Company]

 Unaudited Condensed Statements of Cash Flows

For the Nine-Month Periods Ended September 30, 2009 and 2008 and

for the Period from Re-Activation [June 21, 2006] through September 30, 2009

			From
			Re -Activation
			[June 21, 2006]
	For the Nine Months Ended		Through
	September 30,	September 30,	September 30,
	2009	2008	2009
Cash Flows From Operating Activities
Net Loss	$(6,918)	$(30,500)	$(67,519)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Imputed related party interest expense	-	-	635
Corporate Expenses paid by shareholder	14,021	13,458	24,344
Changes in assets and liabilities
Increase (decrease) in accounts payable	(9,791)	8,541	544
Increase in accrued interest	2,659	1,496	5,451
Net Cash Used by Operating Activities	(29)	(7,005)	(36,545)
Cash Flows From Financing Activities
Proceeds from related party loans	-	7,105	27,900
Repayment of related party loans	-	-	(12,000)
Proceeds from issuances of common stock	-	-	25,000
Repurchase of common stock	-	-	(4,269)
Net Cash From Financing Activities	-	7,105	36,631

Net Increase (Decrease) in Cash	(29)	100	86

Beginning Cash Balance	115	15	-

Ending Cash Balance	$86	$115	$86

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the nine months ended September 30, 2009:  None

For the nine months ended September 30, 2008:  None

The accompanying notes are an integral part of these unaudited condensed financial statements .

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the results for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2008. The operating results for the periods presented are not necessarily indicative of the operating results for the full year.

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

NOTE 3 CHANGE IN CONTROL

As reflected on a Current Report on Form 8-K filed by the Company on August 27, 2009, and incorporated herein by reference, Tryant, LLC (“Tryant”), a Delaware limited liability company, entered into a Stock Purchase Agreement with WOC, LLC, a Utah limited liability company owned and controlled by Whitney O. Cluff, President, (“WOC”) and Dan Bass (“Bass”), on August 21, 2009, pursuant to which Tryant sold 234,000 shares of common stock to WOC, LLC and 466,000 shares of common stock to Dan Bass. The total purchase price was $85,000.

Concurrent with the Stock Purchase Agreement, WOC acquired the rights, title and interest in a $56,330.73 Promissory Note held by Tryant, LLC under which the Company was the Borrower. Other than as described above, neither WOC, Bass, the Company, nor any of its affiliates have any relationship with Tryant or any of its affiliates other than in respect of the Stock Purchase Agreement and transfer of Promissory Note.

After the conclusion of the above transactions, Tryant retained ownership of approximately 4.3% of the Company’s issued and outstanding common capital stock. WOC holds approximately 10% and Bass holds approximately 20% of the Company’s issued and outstanding common stock.

Upon the execution of the Stock Purchase Agreement, Daniel Drummond, the sole officer and director of the Company appointed Mr. Whitney O. Cluff to the Board of Directors.  Subsequently, Mr. Drummond resigned as officer and director of the Company. The Board of Directors, consisting solely of Whitney Cluff, then appointed Mr. Whitney O. Cluff as President.

PRESTIGE CAPITAL CORPORATION

[ A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements — A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We have not determined the impact that this update may have on our financial statements.

In June 2009, the FASB Accounting Standards Codification (“ASC”) issued ASC 105-10 Generally Accepted Accounting Principles - Overall (“ASC 105”).  ASC 105 establishes the FASB ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue ASUs. This standard reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections.  ASC 105 is effective for interim and annual periods ending after September 15, 2009.  We adopted ASC 105 in the third quarter of fiscal 2009.  The adoption does not have an effect on our financial position or results of operations. However, because ASC 105 completely replaces existing standards, it will affect the way U.S. GAAP is referenced within the financial statements and accounting policies.

 In June 2009, the FASB issued guidance now codified as FASB ASC 810-10, Consolidation (“ASC 810”). ASC 810 amends tests for variable interest entities to determine whether a variable interest entity must be consolidated. ASC 810 requires an entity to perform an analysis to determine whether an entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance requires ongoing reassessments of whether an entity is the primary beneficiary of a variable interest entity and enhanced disclosures that provide more transparent information about an entity’s involvement with a variable interest entity. We will be required to apply this guidance on January 1, 2010. We have not determined the impact that this guidance may have on our financial statements.

In May 2009, the FASB issued guidance now codified as FASB ASC 855-10, Subsequent Events, which provides guidance on the assessment of subsequent events.  This guidance defines the period after the balance sheet date during which we should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, and the required disclosures for such events.  The guidance is effective for interim or annual reporting periods ending after June 15, 2009. We adopted this guidance in the second quarter of 2009.  We have performed an evaluation of subsequent events through November 16, 2009, which is the date our financial statements for the nine months ended September 30, 2009 were issued.

PRESTIGE CAPITAL CORPORATION

[ A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 NEW ACCOUNTING PRONOUNCEMENTS – CONTINUED

In April 2009, the FASB staff issued guidance now codified as FASB ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825”). ASC 825 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. ASC 825 also amends APB Opinion No. 28 , Interim Financial Reporting, to require these disclosures in all interim financial statements. The adoption of this guidance did not have a material impact on our financial statements for the nine months ended September 30, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

PLAN OF OPERATION

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company’s officers, directors, promoters or affiliates have engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this quarterly report. The Board of Directors intends to obtain certain assurances of value of the target entity’s assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K’s, 10-K’s, 10-Q’s, agreements and related reports and documents.

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders’ equity since inception. The Company’s balance sheet as of September 30, 2009, reflects a total asset value of $86. The Company has little cash and no line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2009 through September 30, 2009, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

NEED FOR ADDITIONAL FINANCING

Based upon current management’s willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company’s cash needs required for the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially. In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting companies.

Item 4T.  Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2009, the end of the period covered by this Report.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

No legal proceedings are threatened or pending against the Company, or any of our officers or directors. Further, none of our officers, directors or affiliates are parties against the Company, or have any material interests in actions that are adverse to our own.

Item 1A.  Risk Factors.

The Company’s business is subject to numerous risk factors, including the following.

The Company has had very limited operating history and no revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

Our proposed business plan is speculative in nature. The success of the Company’s proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company’s operations will be dependent upon management of the target company and numerous other factors beyond the Company’s control.

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

Our management has limited time to devote to our business. While seeking a business combination, management anticipates devoting only a limited amount of time per month to the business of the Company. The Company’s sole officer has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company’s business and its likelihood of continuing operations.

The Company’s officers and directors participate in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest.

Reporting requirements may delay or preclude an acquisition. Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the -Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

The Company’s proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity.  Consequently, the Company’s activities will be limited to those engaged in by the business entity which the Company merges with or acquires. The Company’s inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

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

A business combination involving the issuance of the Company’s common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require shareholders of the Company to sell or transfer all or a portion of the Company’s common stock held by them, or to agree to restrictions on the sale of common stock. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company. Currently, there are no pending acquisitions, business combinations or mergers.

The Company’s primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in the Company issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by the present shareholders of the Company and would most likely result in a change in control or management of the Company.

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

Management of the Company will request that any potential business opportunity provide audited financial statements. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company rather than incur the expenses associated with preparing audited financial statements. In such case, the Company may choose to obtain certain assurances as to the target company’s assets, liabilities, revenues and expenses prior to consummating a business combination, with further assurances that an audited financial statement would be provided after closing of such a transaction. Closing documents relative thereto may include representations that the audited financial statements will not materially differ from the representations included in such closing documents.

Our stock will become subject to the Penny Stock rules, which impose significant restrictions on the Broker-Dealers and may affect the resale of our stock. Our stock will become subject to Penny Stock trading rules, and investors will experience resale restrictions and a lack of liquidity. A penny stock is generally a stock that:

▪

is not listed on a national securities exchange or Nasdaq;

▪

is listed in “pink sheets” or on the NASD OTC Bulletin Board;

▪

has a price per share of less than $5.00; and

▪

is issued by a company with net tangible assets less than $5 million.

The penny stock trading rules impose additional duties and responsibilities upon broker-dealers and salespersons effecting purchase and sale transactions in common stock and other equity securities, including:

▪

determination of the purchaser’s investment suitability;

▪

delivery of certain information and disclosures to the purchaser; and

▪

receipt of a specific purchase agreement from the purchaser prior to effecting the purchase transaction.

Due to the Penny Stock rules, many broker-dealers will not effect transactions in penny stocks except on an unsolicited basis. When our common stock becomes subject to the penny stock trading rules,

▪

such rules may materially limit or restrict the ability to resell our common stock, and

▪

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted during the period covered by this report to a vote of security holders.

Item 5.  Other Information.

As reflected on a Current Report on Form 8-K filed by the Company on August 27, 2009, and incorporated herein by reference, Tryant, LLC (“Tryant”), a Delaware limited liability company, entered into a Stock Purchase Agreement with WOC, LLC, a Utah limited liability company owned and controlled by Whitney O. Cluff, President, (“WOC”) and Dan Bass (“Bass”), on August 21, 2009, pursuant to which Tryant sold 234,000 shares of common stock to WOC, LLC and 466,000 shares of common stock to Dan Bass. The total purchase price was $85,000.

Concurrent with the Stock Purchase Agreement, WOC acquired the rights, title and interest in a $56,330.73 Promissory Note held by Tryant, LLC under which the Company was the Borrower. Other than as described above, neither WOC, Bass, the Company, nor any of its affiliates have any relationship with Tryant or any of its affiliates other than in respect of the Stock Purchase Agreement and transfer of Promissory Note.

After the conclusion of the above transactions, Tryant retained ownership of approximately 4.3% of the Company’s issued and outstanding common capital stock. WOC holds approximately 10% and Bass holds approximately 20% of the Company’s issued and outstanding common stock.

Upon the execution of the Stock Purchase Agreement, Daniel Drummond, the sole officer and director of the Company appointed Mr. Whitney O. Cluff to the Board of Directors.  Subsequently, Mr. Drummond resigned as officer and director of the Company. The Board of Directors, consisting solely of Whitney Cluff, then appointed Mr. Whitney O. Cluff as President.

Item 6.  Exhibits.

(a)

Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.

Title of Document

31.1*

Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.  The Exhibits attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESTIGE CAPITAL CORPORATION

Date: November 16, 2009

By:

/s/ Whitney O. Cluff

Whitney O. Cluff, President