Form 10-K
period 2009-12-31
PRESTIGE CAPITAL CORP
filed 2010-04-09
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File No.:  000-52855

PRESTIGE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	93-0945181 (I.R.S. Employer Identification No.)

4751 South Ichabod Street, Salt Lake City, Utah 84117

(Address of principal executive offices)

(801) 201-0401

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “PGEC.” There was not an active market and no trading volume during fiscal 2008 and there has been no trading volume in 2009; therefore the aggregate market value of the issuer’s common stock held by non-affiliates at June 30, 2009, and March 31, 2010, is deemed to be $0.

The number of shares outstanding of the registrant’s common stock as of March 31, 2010, was 2,302,200.

Documents incorporated by reference:  See Item 15.

PRESTIGE CAPITAL CORPORATION

Table of Contents

PART I

Item 1.

Business

1

Item 1A.  Risk Factors

7

Item 1B.  Unresolved Staff Comments

7

Item 2.

Properties

7

Item 3.

Legal Proceedings

7

Item 4.

[Removed and Reserved]

7

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

8

Item 6.

Selected Financial Data

11

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

11

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

12

Item 8.

Financial Statements and Supplementary Data

12

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

12

Item 9A.  Controls and Procedures

12

Item 9B.  Other Information

13

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

13

Item 11.

Executive Compensation

15

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

17

Item 13.

Certain Relationships and Related Transactions, and Director Independence

18

Item 14.

Principal Accountant Fees and Services

19

PART IV

Item 15.

Exhibits, Financial Statement Schedules

20

Signatures

21

In this annual report the words “we,” “us,” “our,” and the “Company” refer to Prestige Capital Corporation.

FORWARD LOOKING STATEMENTS

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Statements made in this Form 10-K that are not historical or current facts are “forward-looking  statements” made pursuant to the safe harbor  provisions of Section 27A of the  Securities Act of 1933, as amended, and Section 21E of the Securities  Exchange Act of 1934, as amended.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  Any forward-looking statements represent our best judgment as to what may occur in the future.  These forward-looking statements include our plans and objectives for our future growth, including plans and objectives related to the consummation of acquisitions and future private and public issuances of our equity and debt securities.   The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate.   In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as our representation or the representation of any other person that we will achieve our objectives and plans.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1.  Business

Business Development

Prestige Capital Corporation (the “Company”) was organized under the laws of the State of Utah on February 7, 1986 under the name of Hood Ventures, Inc. On December 31, 1998, the name was changed to Prestige Capital Corporation. On December 31, 1998, Hood Ventures, Inc. of Utah merged with Prestige Capital Corporation, a Nevada Corporation, leaving the Nevada corporation as the surviving company. We have ceased operations and have focused our efforts on seeking a business opportunity. We are now considered a “blank check” company.

The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

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

Description of Business

We are currently seeking and investigating potential assets, property or businesses to acquire. We have had no material business operations since December 28, 2004. Our plan of operation for the next 12 months is to:  (i) consider guidelines of industries in which we may have an interest; (ii) develop and adopt a business plan regarding engaging in the business of any selected industry; and (iii) commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected. We are unable to predict the timing as to when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determine the particular industries in which we may engage.  We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others.

We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted as to acquisitions, reorganizations and mergers with businesses or entities that desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of going public. The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations.

Amendments to Form 8-K by the Securities and Exchange Commission (the “SEC”) regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K).  Recent amendments to Rule 144 adopted by the SEC effective on February 15, 2008, limit the resale of most securities of shell companies until one year after the filing of such information, may eliminate many of the perceived advantages of these types of going public transactions. These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. Regulations governing shell companies also deny the use of Form S-8 for the registration of securities and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place for numerous employees. In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and the incurrence of time and expense that are normally avoided by reverse reorganizations or mergers.

Recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those that may be issued by us in any acquisition, reorganization or merger, and further limit the tradeability of additional securities of shell companies.  These changes could further restrict the availability of opportunities for us to acquire any business or enterprise that desire to utilize us as a means of going public.

Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% of our outstanding voting securities following the completion of any such transaction.  Accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in us.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity’s management and personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merits of any such business’ or company’s technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such business’ or company’s management services and the depth of management; the business’ or the company’s potential for further research, development or exploration; risk factors specifically related to the business’ or company’s operations; the potential for growth, expansion and profit of the business or company; the perceived public recognition or acceptance of the company’s or the business’ products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

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

Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to us, visit and inspect material facilities, review pertinent documentation concerning transactions, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

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

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for us. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a reorganization, merger or acquisition, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of our management respecting such compensation. Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC, or 12 months after we file the Form 10-type information about the acquired company with the SEC, as now required by Form 8-K, and described above. These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finder’s or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the SEC that includes any shares that are issued to them at no cost to them. These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

Substantial fees are also often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as several hundred thousand dollars or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of their shares of our common stock that are owned by them or to provide an indemnification for all of our prior liabilities. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities. Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144.

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

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Smaller Reporting Company’s Competitive Position in the Industry and Methods of Competition

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

Effect of Existing or Probable Governmental Regulations on the Business

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.” That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002. The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the December 31, 2010, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide the Company’s shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to the Company’s shareholders.

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

Number of Total Employees and Number of Full Time Employees

None.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports or registration statements that we have previously filed electronically with the SEC at its Internet site at www.sec.gov. Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms. Our SEC reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

PART II

Item 1A.  Risk Factors.

Not required for smaller reporting companies.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We have no assets, property or business; our principal executive office address and telephone number are the address and telephone number of our President, Whitney O. Cluff, and are currently provided at no cost. Because we have had no business, our activities have been limited to keeping us in good standing in the State of Nevada and timely voluntarily filing our reports with the SEC. These activities have consumed an insignificant amount of management’s time; accordingly, the costs to Mr. Cluff of providing the use of his office and telephone have been minimal.

Item 3.  Legal Proceedings.

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

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD” [now “FINRA”]) under the symbol “PGEC.”  There is currently no established trading market for our shares of common stock. Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger. In any event, no assurance can be given that any market for our common stock will develop or be maintained.

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. For information regarding the requirements of resales under Rule 144, see the heading “Rule 144” below.

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	Closing Bid	Closing Bid
	High	Low
January 1, 2008 – March 31, 2008	None	None
April 1, 2008 – June 30, 2008	$ 0.25	$ 0.25
July 1, 2008 – September 30, 2008	$ 0.25	$ 0.25
October 1, 2008 – December 31, 2008	$ 0.25	$ 0.25
January 1, 2009 – March 31, 2009	$ 0.25	$ 0.25
April 1, 2009 – June 30, 2009	$ 0.25	$ 0.25
July 1, 2009 – September 30, 2009	$ 0.25	$ 0.25
October 1, 2009 – December 31, 2009	$ 0.25	$ 0.25

These quotations were obtained from the National Quotation Bureau, Inc. (the “NQB”) and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

We currently have approximately 77 shareholders, not including an indeterminate number who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of registered or unregistered securities for the year ended December 31, 2009.

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

“(i)

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

Either:

(1) No or nominal assets;

(2) Assets consisting solely of cash and cash equivalents; or

(3) Assets consisting of any amount of cash and cash equivalents and nominal other assets; or

(ii)

An issuer that has been at any time previously an issuer described in paragraph (i)(1)(i).

(2)

Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issue was required to file such reports and materials), other than Form 8-K reports (ss.249.308 of this chapter); and has filed current “Form 10 information” with the Commission reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after one year has elapsed from the date that the issuer filed “Form 10 information” with the Commission.

(3)

The term “Form 10 information” means the information that is required by Form 10 or Form 20-F (ss.249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule. The issuer may provide the Form 10 information in any filing of the issuer with the Commission. The Form 10 information is deemed filed when the initial filing is made with the Commission.”

Securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph, though the SEC has implied that these restrictions would not be enforced respecting securities issued by a shell company while it was not determined to be a shell company.

Section 4(1) of the Securities Act

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading “Shell Companies.” Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.” That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, regardless of its availability; and such resales may be limited to our non-affiliates. It is the position of the SEC that the Section 4(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees. See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2009, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 6.  Selected Financial Data.

Not required for smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect The Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to us. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm’s length transaction. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

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

Liquidity and Capital Resources

The Company has cash or cash equivalents on hand as of December 31, 2009 amounting to $86. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. During the year ended December 31, 2009, loans were made and expenses were paid by management or stockholders in the amount of $23,968. During the same period in 2008, additional loans and expenses by a principal stockholder totaled $20,564. The aggregate amount of $62,190 outstanding as of December 31, 2009, is unsecured and is due on demand. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Results of Operations

Other than maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit us and our stockholders, we have had no material business operations in the two most recent calendar years.

During the year ended December 31, 2009, we had a net loss of $15,758, resulting from operations. During this same period ending December 31, 2008, we had a net loss of $36,779, also resulting from operations. Except as described above, we have received no revenues in either of our two most recent calendar years. See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended December 31, 2009.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.  Financial Statements and Supplementary Data.

The required financial statements are included following the signature page of this Form 10-K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None; not applicable.

Item 9A.  Controls and Procedures.

Our management, with the participation of our President and Secretary/Treasurer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Secretary/Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Position	Director or Officer since
Whitney O. Cluff	59	President/Director	August 2009
William Ledyard Mitchell III	53	Director	March 2010
John Kevin Bushnell	51	Director	March 2010

Background and Business Experience

Mr. Cluff is the manager of WOC, LLC, a principal shareholder.  WOC, LLC is a Utah limited liability company engaged in various investments.  Since 2003, Mr. Cluff has been associated with Coldwell Banker Commercial, NRT as a licensed real estate broker in the State of Utah. Mr. Cluff has 30 plus years experience in business management, real estate sales, real estate development, planning and zoning and tenant and landlord lease negotiations.

Mr. Bushnell has been a senior vice president of Coldwell Banker Commercial NRT, in Salt Lake City, Utah, for over 12 years.  Mr. Bushnell has over 20 years experience in the commercial real estate industry and is a licensed real estate agent in the State of Utah with memberships on the Salt Lake Board of Realtors and Utah Association of Realtors.  Mr. Bushnell has a B.S. in Finance from the University of Utah.

Mr. William Ledyard “Trip” Mitchell has been involved in broadcasting since 1991.  Mr. Mitchell is the general manager of Channel 6 KLEI TV in Kona, Hawaii.  Prior to becoming the general manager, Mr. Mitchell was the producer and host of PM Digital Group, working with a diverse group of clients.  Currently, PM Digital Group and Mr. Mitchell are partners in Tourism TV, as the owners of 5 TV shows airing in 80,000 hotel rooms in Las Vegas.  From 2004-2006, Mr. Mitchell was named the program director of the Las Vegas Television Network, and its flagship TV Station, Vegas 35.  As program director Mr. Mitchell developed 21 shows from inception, to air.  Recently Mr. Mitchell has hosted the Crown Boxing series, as well as the Las Vegas Grand Prix.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Family Relationships

None.

Involvement in Other Public Companies

None.

Involvement in Certain Legal Proceedings

During the past five years, no director, officer, promoter or founder or control person of the Company: (1) has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or (4) was found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2009, we believe that filing requirements applicable to our officers, directors and 10% owners of our common stock were complied with except as to Tryant, LLC, a 10% owner of our common stock.

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

Item 11.  Executive Compensation.

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2009, or 2008. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item. Stock awards were valued using the closing bid price for the period in question as obtained from the National Quotation Bureau, Inc. (the “NQB”). The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation ($)	All Other Compen- sation ($)	Total Earnings ($)
Whitney O. Cluff (1)	2009	0	0	0	0	0	0	0	0
President and Director

William Ledyard Mitchell III (2)	2009	0	0	0	0	0	0	0	0
Director

John Kevin Bushnell (2)	2009	0	0	0	0	0	0	0	0
Director

Daniel Drummond (3)	2009	0	0	0	0	0	0	0	0
Former President and Director	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Randy Zundel (4)	2009	0	0	0	0	0	0	0	0
Former President and Director	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Swen Mortenson (4)	2009	0	0	0	0	0	0	0	0
Former Treasurer and Director	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

(1)

On August 21, 2009, Whitney O. Cluff was appointed as an officer and director of the Company.

      (2)

On March 17, 2010, William Ledyard Mitchell III and John Kevin Bushnell were appointed as directors of the Company.

      (3)

On August 21, 2009, Daniel Drummond resigned as an officer and director of the Company.

      (4)  On February 27, 2008, Randy Zundel and Swen Mortenson resigned as officers and directors of the Company.

Outstanding Equity Awards at Fiscal Year-End

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of the date of this 10-K.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 2,302,200 shares of common stock outstanding at that date.

	Name and Address of	Amount and Nature of	Percentage
Title of Class	Beneficial Owner	Beneficial Ownership	of Class
Common	Whitney O. Cluff (1)	234,000	10.2
	4751 Ichabod Drive
	Salt Lake City, UT 84117

Common	William Ledyard Mitchell III (2)	0	0.0
	7659 Hampton Park Lane
	Las Vegas, NV 89113

Common	John Kevin Bushnell (2)	0	0.0
	2178 East Roosevelt Ave
	Salt Lake City, UT 84108

	Total Officers and Directors as a	234,000	10.2
	Group - 3 persons

Common	Dan Bass	466,000	20.2
	3267 East 3300 South #202
	Salt Lake City, UT 84109

Common	Clair Olson	181,524	7.9
	768 Gull Ave
	Foster City, CA 94404

Common	Tryant, LLC (3)	520,000	22.6
	1608 West 2225 South
	Woods Cross, UT 84067

Common	Robert Charles Taylor	544,572	23.7
	622 East 3945 South
	Salt Lake City, UT 84107

Common	Jason F. Williams	181,524	7.9
	544 South 50 West
	Farmington, UT 84025

(1)

Mr. Cluff is an officer and director of the Company. These shares are owned by WOC, LLC. Whitney O. Cluff is the manager of WOC, LLC, and these shares are considered to be beneficially controlled by Mr. Cluff.

(2)

Director of the Company.

(3)

These shares are owned by Tryant, LLC.  Mr. Daniel Drummond is the managing director of Tryant, LLC, and these shares are considered to be beneficially controlled by Mr. Drummond.

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

Securities Authorized for Issuance under Equity Compensation Plans

None, not applicable.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

During the years ended December 31, 2009, 2008 and 2007, respectively, $23,968, $20,564 and $17,659 was loaned by shareholders of the Company and no amounts were  repaid to the shareholders. As of December 31, 2009, 2008, and 2007, the amount due to the shareholders was $62,190, $38,223 and $17,659, respectively. The interest expense on the loans was $4,073, $2,406 and $387 for the years ended December 31, 2009, 2008 and 2007, respectively. The above mentioned shareholder loans were due on demand and had interest imputed at an annual rate of 8%.  Since December 31, 2009, our President has loaned an additional $6,642 to the Company.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Issuer

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

Item 14.  Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2009 and 2008:

Fee Category	2009	2008
Audit Fees	$ 11,652	$ 17,121
Audit-related Fees	$ 0	$ 0
Tax Fees	$ 0	$ 0
All Other Fees	$ 0	$ 0
Total Fees	$ 11,652	$ 17,121

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

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

PART IV

Item 15.  Exhibits Financial Statement Schedules.

(a)(1)(2) Financial Statements. See the audited financial statements for the year ended December 31, 2009 contained in Item 8 above which are incorporated herein by this reference.

(a)(3) Exhibits. The following exhibits are filed as part of this Annual Report:

3.1

Articles of Incorporation (1)

3.1(a)

Amended Articles of Incorporation (2)

3.2

Bylaws (1)

14.1

Code of Ethics (2)

31.1

Certification of Principal Executive and Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1

Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)

These exhibits are incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission on November 29, 1999.

(2)

These exhibits are incorporated herein by this reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Securities and Exchange Commission on April 15, 2008.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESTIGE CAPITAL CORPORATION

Date:  April 9, 2010

By

/s/ Whitney O. Cluff

Whitney O. Cluff, President/Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 9, 2010

/s/ Whitney O. Cluff

Whitney O. Cluff, President/Chief Executive Officer, Chief Financial Officer and Director

Date:  April 9, 2010

/s/ William Ledyard Mitchell III

William Ledyard Mitchell III, Director

Date:  April 9, 2010

/s/ John Kevin Bushnell

John Kevin Bushnell, Director

INDEX TO FINANCIAL STATEMENTS

Report of independent registered public accounting firm

F-2

Balance Sheets, December 31, 2009 and December 31, 2008

F-3

Statements of Operations, for the years ended December 31, 2009 and 2008, and for the

Period from Reactivation [June 21, 2006] through December 31, 2009

F-4

Statements of Cash Flows, for the years ended December 31, 2009 and 2008, and for the

Period from Reactivation [June 21, 2006] through December 31, 2009

F-5

Statement of Stockholders’ Equity from the date of Reactivation [June 21, 2006] through

December 31, 2009

F-6

Notes to the Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Prestige Capital Corporation

We have audited the accompanying balance sheets of Prestige Capital Corporation [a development stage company] as of December 31, 2009 and 2008, and the related statements of operations, cash flows, and stockholders' deficit for the years ended December 31, 2009 and 2008 and for the period from reactivation [June 21, 2006] through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prestige Capital Corporation as of December 31, 2009 and 2008, and the results of operations and cash flows for the years ended December 31, 2009 and 2008, and for the period from reactivation [June 21, 2006] through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC
Salt Lake City, Utah
April 9, 2010

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Balance Sheets

December 31, 2009 and 2008

	December 31, 2009	December 31, 2008
Assets
Current Assets
Cash	$86	$115
Total Current Assets	86	115
Total Assets	$86	$115

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$3,366	$15,490
Accrued Interest	6,679	2,793
Shareholder Loans	62,190	38,223
Total Current Liabilities	$72,235	$56,506

Stockholders’ Equity (Deficit)
Preferred Stock - 10,000,000 shares authorized
No shares issued and outstanding
Common Stock - 100,000,000 shares authorized
having a par value of $0.001 per share; 2,302,200 shares
issued and outstanding at December 31, 2009 and 2008	2,302	2,302
Capital in excess of par value	385,657	385,657
Retained Deficit	(383,749)	(383,749)
Deficit accumulated during the development stage	(76,359)	(60,601)
Total Stockholders’ Equity (Deficit)	(72,149)	(56,391)
Total Liabilities and Stockholders’ Equity (Deficit)	$86	$115

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Statements of Operations

For the Years Ended December 31, 2009 and 2008 and

for the Period from Reactivation [June 21, 2006] through December 31, 2009

				For the Period
				from
				Re-Activation
				[June 21, 2006]
				Through
	December 31,	December 31,		December 31,
	2009	2008		2009
Revenues	$-	$-		$-
Operating Expenses
General and Administrative Expenses	11,685	34,373		69,224
Loss from Operations	(11,685)	(34,373)		(69,224)

Other Income (Expense)
Related Party Interest Expense	$(4,073)	$(2,406)		$(7,641)
Related Party Interest Income	-	-		506
Total Other Income (Expense)	(4,073)	(2,406)		(7,135)

Net Loss before income taxes	$(15,758)	$(36,779)		$(76,359)
Income Taxes	-	-		-

Net Loss	$(15,758)	$(36,779)		$(76,359)

Basic and Diluted Loss per share	$(0.01)	$(0.02)	$

Weighted average number
of common shares outstanding	2,302,200	2,302,200

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

 Statements of Cash Flows

For the Years Ended December 31, 2009 and 2008 and

for the Period from Reactivation [June 21, 2006] through December 31, 2009

			From
			Re -Activation
			[June 21, 2006]
			Through
			December 31,
	2009	2008	2009
Cash Flows From Operating Activities
Net Loss	$(15,758)	$(36,779)	$(76,359)
Adjustments to reconcile Net Loss
to net cash used by operating activities
Corporate Expenses paid by shareholders	23,968	9,964	34,291
Imputed related party interest expense	-	-	635
Changes in assets and liabilities
Increase (decrease) in accounts payable	(12,125)	14,048	(1,791)
Increase in accrued interest	3,886	2,267	6,679
Net Cash Used by Operating Activities	$(29)	$(10,500)	$(36,545)

Cash Flows From Financing Activities
Proceeds from related party loans	-	10,600	27,900
Repayment of related party loans	-	-	(12,000)
Proceeds from issuances of common stock	-	-	25,000
Repurchase of common stock	-	-	(4,269)
Net Cash From Financing Activities	$-	$10,600	$36,631

Net Increase (Decrease) in Cash	(29)	100	86

Beginning Cash Balance	115	15	-

Ending Cash Balance	$86	$115	$86

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

 Statement of Stockholders’ Equity (Deficit)

From the Date of Reactivation [June 21, 2006] through December 31, 2009

					Deficit
					Accumulated
			Capital in		During
			Excess of	Retained	Development
	Shares	Amount	Par Value	Deficit	Stage
Balance, June 21, 2006	1,936,000	$ 1,936	$ 364,657	$ (383,749)	$ -
Issuance of common stock for cash at approximately
$0.0205 per share, June 2006	1,220,000	1,220	23,780	-	-
Repurchase of common stock at $0.005 per share, July 2006	(853,800)	(854)	(3,415)	-	-
Imputed related party interest expense	-	-	635	-	-
Net loss for the period from June 22, 2006 to December 31, 2006	-	-	-	-	(567)
Balance, December 31, 2006	2,302,000	2,302	385,657	(383,749)	(567)
Net loss for the year ended December 31, 2007	-	-	-	-	(23,255)
Balance, December 31, 2007	2,302,000	2,302	385,657	(383,749)	(23,822)
Net loss for the year ended December 31, 2008	-	-	-	-	(36,779)
Balance, December 31, 2008	2,302,000	2,302	385,657	(383,749)	(60,601)
Net loss for the year ended December 31, 2009	-	-	-	-	(15,758)
Balance, December 31, 2009	2,302,000	$ 2,302	$ 385,657	$ (383,749)	$ (76,359)

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Organization - Prestige Capital Corporation ("the Company") was organized under the laws of the State of Utah on February 7, 1986 under the name of Hood Ventures, Inc. On December 31, 1998, the name was changed to Prestige Capital Corporation. On December 31, 1998, Hood Ventures, Inc. of Utah merged with Prestige Capital Corporation, a Nevada Corporation, leaving the Nevada Corporation as the surviving company. After a period of dormancy, the Company experienced a significant change in shareholder ownership on June 21, 2006 and is considered to be reactivated as of that date as a development stage company that is currently seeking business opportunities or potential business acquisitions. The Company currently has no revenue-generating activities and is considered a development stage company. Development stage accumulations presented in the financial statements begin on June 21, 2006, as a result of the reactivation on that date. The Company does not intend to pay dividends in the foreseeable future.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Accounting Method

The Company’s financial statements are prepared using accounting principles generally accepted in the United States.

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

We have no liabilities for unrecognized tax benefits and, as such, we have recorded no interest or penalties.

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2009 and 2008, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheets at December 31, 2009 and 2008 relating to unrecognized benefits.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The tax years 2006-2009 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

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

e.

Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. During periods of net losses dilutive shares are not included, due to anti-dilutive results. There were no dilutive shares at December 31, 2009 and 2008.

f.

Impact of New Accounting Standards

In June 2009, the FASB issued FASB ASC 860-10-05 (Prior authoritative literature: FASB Statement 166, Accounting for Transfers of Financial Assets). This Statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. FASB ASC 860-10-05 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of FASB ASC 860-10-05 on its financial position and results of operations.

In June 2009, the FASB issued FASB ASC 810-10-25 (Prior authoritative literature: FASB Statement 167-Amendment to FIN 46(R), Consolidation of Variable Entities). FASB ASC 810-10-25 eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires a qualitative analysis to determine whether an enterprise’s variable interest gives it a controlling financial interest in a variable interest entity. FASB ASC 810-10-25 contains certain guidance for determining whether an entity is a variable interest entity. This statement also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. FASB ASC 810-10-25 will be effective as of the beginning of the Company’s 2010 fiscal year. The Company is currently evaluating the impact of the adoption of FASB ASC 810-10-25.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 2009, the FASB issued ASU No. 200-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (“ASU 2009-13”).  ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25.  The revised guidance provides for two significant changes to the existing multiple-element revenue arrangements guidance.  The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  This change will result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral.  The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables.  Together, these changes will result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance.  This guidance expands the disclosures required for multiple-element revenue arrangements.  Effective for interim and annual reporting periods beginning after December 15, 2009.  The Company is currently evaluating the potential impact, if any, of this guidance on its financial statements.

NOTE 3 - GOING CONCERN

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Shareholder Loans - During the years ended December 31, 2009 and 2008, respectively, $23,968 and $20,564 was loaned by shareholders of the Company and no amounts were  repaid to the shareholders. As of December 31, 2009 and 2008, the amount due to the shareholders was $62,190 and $38,223, respectively. The interest expense on the loans was $4,073 and $2,406 for the years ended December 31, 2009 and 2008, respectively. The above mentioned shareholder loans were due on demand and had interest imputed at an annual rate of 8%.

Management Compensation - During the years ended December 31, 2009 and 2008, the Company did not pay any compensation to any officer/directors of the Company.

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

NOTE 5 - COMMON STOCK

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

NOTE 6 - INCOME TAXES

At December 31, 2009, the Company has available unused net operating loss carryforwards of approximately $76,359, which may be applied against future taxable income and which expire in various years from 2022 through 2029. Due to a substantial change in the Company’s ownership during June 2006, there will be an annual limitation on the amount of previous net operating loss carryforwards which can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $15,272 and $12,120 as of December 31, 2009 and 2008, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $3,152 during the year ended December 31, 2009.

2009

2008

Statutory Rate (Expense)

(15%)

(15%)

Tax Effects of:

Valuation Allowance

15%

15%

Reported provision for Income Taxes

0%

0%

A reconciliation of our unrecognized tax benefits for the years ending December 31, 2009 and 2008 is presented in the table below:

	2009	2008
Beginning Balance	$ 0.00	$ 0.00
Additions based on tax positions related to the current year	0.00	0.00
Reductions for tax positions of prior years	0.00	0.00
Reductions due to expiration of statute of limitations	0.00	0.00
Settlements with taxing authorities	0.00	0.00
Ending Balance	$ 0.00	$ 0.00