Form 10-Q
period 2010-03-31
PRESTIGE CAPITAL CORP
filed 2010-05-14
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock as of May 6, 2010, was 2,302,200.

PRESTIGE CAPITAL CORPORATION

Form 10-Q for the quarter ended March 31, 2010

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CONTENTS

Condensed Balance Sheets, March 31, 2010 (Unaudited) and December 31, 2009	4

Unaudited Condensed Statements of Operations, for the three months ended March 31, 2010 and 2009, and for the period from Re-Activation [June 21, 2006] through March 31, 2010	5

Unaudited Condensed Statements of Cash Flows, for the three months ended March 31, 2010 and 2009, and for the period from Re-Activation [June 21, 2006] through March 31, 2010	6

Notes to Unaudited Condensed Financial Statements	7

PRESTIGE CAPITAL CORPORATION [A Development Stage Company] Condensed Balance Sheets
	MAR 31, 2010	DEC 31, 2009

Assets
Current Assets
Cash	$ 86	$ 86
Total Current Assets	86	86
Total Assets	$ 86	$ 86

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current Liabilities
Accounts Payable	$ 7,780	$ 3,366
Accrued Interest	7,966	6,679
Shareholder Loans	66,086	62,190
Total Current Liabilities	$ 81,832	$ 72,235

Stockholders’ Equity (Deficit)
Preferred Stock - 10,000,000 shares authorized - No shares issued and outstanding
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share; 2,302,200 shares issued and outstanding at March 31, 2010 and December 31, 2009	2,302	2,302
Capital in excess of par value	385,657	385,657
Retained Deficit	(383,749)	(383,749)
Deficit accumulated during the development stage	(85,956)	(76,359)
Total Stockholders’ Equity (Deficit)	(81,746)	(72,149)
Total Liabilities and Stockholders’ Equity (Deficit)	$ 86	$ 86

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Three-Month Periods Ended March 31, 2010 and 2009 and

for the Period from Reactivation [June 21, 2006] through March 31, 2010

	THREE MONTHS ENDED MAR 31, 2010	THREE MONTHS ENDED MAR 31, 2009	For the Period from Re-Activation [JUN 21, 2006] to MAR 31, 2010

Revenues	$ -	$ -	$ -
Operating Expenses
General and Administrative Expenses	8,310	1,505	77,534
Loss from Operations	(8,310)	(1,505)	(77,534)

Other Income (Expense)
Related Party Interest Expense	(1,287)	(876)	(8,928)
Related Party Interest Income			506
Total Other Income (Expense)	(1,287)	(876)	(8,422)

Net loss before income taxes	(9,597)	(2,381)	(85,956)
Income taxes	-	-	-

Net Loss	$ (9,597)	$ (2,381)	$ (85,956)

Basic and Diluted Loss per share	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding	2,302,200	2,302,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

 Unaudited Condensed Statements of Cash Flows

For the Three Month Periods Ended March 31, 2010 and 2009 and

for the Period from Reactivation [June 21, 2006] through March 31, 2010

	THREE MONTHS ENDED MAR 31, 2010	THREE MONTHS ENDED MAR 31, 2009	For the Period From Re -Activation JUN 21, 2006 to MAR 31, 2010

Cash Flows From Operating Activities
Net Loss	$ (9,597)	$ (2,381)	$ (85,956)
Adjustments to reconcile net loss to net cash used by operating activities
Imputed related party interest expense	-	-	635
Corporate expenses paid by shareholder	3,896	7,000	38,187
Changes in assets and liabilities
Increase (decrease) in accounts payable	4,414	(5,401)	2,623
Increase in accrued interest	1,287	753	7,966
Net Cash Used by Operating Activities	-	(29)	(36,545)

Cash Flows From Financing Activities
Proceeds from related party loans	-	-	27,900
Repayment of related party loans	-	-	(12,000)
Proceeds from issuances of common stock	-	-	25,000
Repurchase of common stock	-	-	(4,269)
Net Cash From Financing Activities	-	-	36,631

Net Increase (Decrease) in Cash	-	(29)	86

Beginning Cash Balance	86	115	-

Ending Cash Balance	$ 86	$ 86	$ 86

Supplemental Disclosures
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:
For the three months ended March 31, 2010 – None
For the three months ended March 31, 2009 – None

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the results for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2009. The operating results for the periods presented are not necessarily indicative of the operating results for the full year.

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

NOTE 3  NEW ACCOUNTING PRONOUNCEMENTS

In October  2009,  the FASB issued ASU  2009-13,  Multiple-Deliverable Revenue  Arrangements,  (amendments  to FASB ASC  Topic  605,  Revenue Recognition)  (“ASU  2009-13”) and ASU 2009-14,  Certain  Arrangements That Include  Software  Elements,  (amendments  to FASB ASC Topic 985, Software) (“ASU  2009-14”). ASU  2009-13 requires entities to allocate revenue  in an  arrangement  using  estimated  selling  prices  of the delivered goods and services based on a selling price  hierarchy.  The amendments  eliminate the residual  method of revenue  allocation  and require  revenue to be  allocated  using the  relative  selling  price method. ASU  2009-14  removes  tangible  products  from  the  scope of software revenue guidance and provides guidance on determining whether software  deliverables  in an  arrangement  that  includes  a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14  should be applied on a prospective  basis for revenue arrangements  entered into or  materially  modified in fiscal years  beginning  on or  after  June 15,  2010,  with  early  adoption permitted.  The Company is currently  evaluating,  but does not expect adoption of ASU  2009-13 or ASU  2009-14 to have a material  impact on the  Company's   consolidated   results  of  operations  or  financial condition.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, an update to Statement of Financial Accounting Standards Board Auditing Standard Codification Topic 820 “Fair Value Measurements and Disclosures” (FASB ASC 820). The update provides amendments to FASB ASC 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Leve1 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the updates to FASB ASC 820 did not and is not expected to have a material impact on the financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders’ equity since inception. The Company’s balance sheet as of March 31, 2010, reflects a total asset value of $86.  The Company has little cash and no line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2010 through March 31, 2010, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

NEED FOR ADDITIONAL FINANCING

Based upon current management’s willingness to continue to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company’s cash needs required for the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially. In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.  Without extensions of credit by management, the Company does not have sufficient capital to continue operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2010, the end of the period covered by this Report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. [REMOVED AND RESERVED]

Item 5.  Other Information.

As reflected on a Current Report on Form 8-K filed by the Company on March 19, 2010, and incorporated herein by reference, Whitney O. Cluff, the then sole officer and director of the Company, appointed Mr. John Bushnell and Mr. William Mitchell to the Company’s Board of Directors.

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

Date: May 14, 2010

By:

/s/ Whitney O. Cluff

Whitney O. Cluff, President