Form 10-Q
period 2010-06-30
PRESTIGE CAPITAL CORP
filed 2010-08-11
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of August 9, 2010, was 2,302,200.

PRESTIGE CAPITAL CORPORATION

Form 10-Q for the quarter ended June 30, 2010

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CONTENTS

Condensed Balance Sheets, June 30, 2010 (Unaudited) and December 31, 2009	4

Unaudited Condensed Statements of Operations, for the six months ended June 30, 2010 and 2009, and for the period from Re-Activation [June 21, 2006] through June 30, 2010	5

Unaudited Condensed Statements of Operations, for the three months ended June 30, 2010 and 2009	6

Unaudited Condensed Statements of Cash Flows, for the six months ended June 30, 2010 and 2009, and for the period from Re-Activation [June 21, 2006] through June 30, 2010	7

Notes to Unaudited Condensed Financial Statements	8

PRESTIGE CAPITAL CORPORATION [A Development Stage Company] Condensed Balance Sheets
	JUN 30, 2010	DEC 31, 2009
	(Unaudited)
Assets
Current Assets
Cash	$ 86	$ 86
Total Current Assets	86	86
Total Assets	$ 86	$ 86

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current Liabilities
Accounts payable	$ 3,884	$ 3,366
Accrued interest	9,425	6,679
Shareholder loans	76,776	62,190
Total Current Liabilities	$ 90,085	$ 72,235

Stockholders’ Equity (Deficit)
Preferred stock - 10,000,000 shares authorized - No shares issued and outstanding
Common stock - 100,000,000 shares authorized having a par value of $0.001 per share; 2,302,200 shares issued and outstanding at June 30, 2010 and December 31, 2009	2,302	2,302
Capital in excess of par value	385,657	385,657
Retained deficit	(383,749)	(383,749)
Deficit accumulated during the development stage	(94,209)	(76,359)
Total Stockholders’ Equity (Deficit)	(89,999)	(72,149)
Total Liabilities and Stockholders’ Equity (Deficit)	$ 86	$ 86

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Six-Month Periods Ended June 30, 2010 and 2009 and

for the Period from Reactivation [June 21, 2006] through June 30, 2010

	SIX MONTHS ENDED JUN 30, 2010	SIX MONTHS ENDED JUN 30, 2009	For the Period from Re-Activation [JUN 21, 2006] to JUN 30, 2010

Revenues	$ -	$ -	$ -
Operating expenses
General and administrative expenses	15,079	4,072	84,303
Loss from operations	(15,079)	(4,072)	(84,303)

Other Income (Expense)
Related party interest expense	(2,771)	(1,803)	(10,412)
Related party interest income	-	-	506
Total Other Income (Expense)	(2,771)	(1,803)	(9,906)

Net loss before income taxes	(17,850)	(5,875)	(94,209)
Income taxes	-	-	-

Net Loss	$ (17,850)	$ (5,875)	$ (94,209)

Basic and Diluted Loss per share	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding	2,302,200	2,302,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION [A Development Stage Company] Unaudited Condensed Statements of Operations For the Three-Month Periods Ended June 30, 2010 and 2009
	THREE MONTHS ENDED JUN 30, 2010	THREE MONTHS ENDED JUN 30, 2009

Revenues	$ -	$ -
Operating Expenses
General and administrative expenses	6,769	2,567
Loss from Operations	(6,769)	(2,567)

Other Income (Expense)
Related party interest expense	(1,484)	(926)
Related party interest income	-	-
Total Other Income (Expense)	(1,484)	(926)

Net loss before income taxes	(8,253)	(3,493)
Income taxes	-	-

Net Loss	$ (8,253)	$ (3,493)

Basic and Diluted Loss per share	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding	2,302,200	2,302,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

 Unaudited Condensed Statements of Cash Flows

For the Six Month Periods Ended June 30, 2010 and 2009 and

for the Period from Reactivation [June 21, 2006] through June 30, 2010

	SIX MONTHS ENDED JUN 30, 2010	SIX MONTHS ENDED JUN 30, 2009	For the Period From Re-Activation [JUN 21, 2006] to JUN 30, 2010

Cash Flows From Operating Activities
Net Loss	$ (17,850)	$ (5,875)	$ (94,209)
Adjustments to reconcile net loss to net cash used by operating activities
Imputed related party interest expense	-	-	635
Corporate expenses paid by shareholder	14,586	7,000	48,877
Changes in assets and liabilities
Increase (decrease) in accounts payable	518	(2,810)	(1,273)
Increase in accrued interest	2,746	1,656	9,425
Net Cash Used by Operating Activities	-	(29)	(36,545)

Cash Flows From Financing Activities
Proceeds from related party loans	-	-	27,900
Repayment of related party loans	-	-	(12,000)
Proceeds from issuances of common stock	-	-	25,000
Repurchase of common stock	-	-	(4,269)
Net Cash From Financing Activities	-	-	36,631

Net Increase (Decrease) in Cash	-	(29)	86

Beginning Cash Balance	86	115	-

Ending Cash Balance	$ 86	$ 86	$ 86

Supplemental Disclosures
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Supplemental Schedule of Noncash Investing and Financing Activities:
For the six months ended June 30, 2010 – None
For the six months ended June 30, 2009 – None

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

NOTE 3 NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements, which is effective for the Company on January 1, 2011 for new revenue arrangements or material modifications to existing agreements. The guidance amends the criteria for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The Company is currently evaluating the effect the adoption of the guidance will have on its financial position, results of operations, cash flows and related disclosures.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In July 2010, the FASB issued authoritative guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses, which is effective for the Company on December 31, 2010. The guidance requires additional disclosures that facilitate financial statement users’ evaluation of: (a) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (b) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (c) the changes and reasons for those changes in the allowance for credit losses. In addition, the guidance amends current requirements to include additional disclosures about financing receivables, including: (a) credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables; (b) the aging of past due financing receivables at the end of the reporting period by class of financing receivables; and (c) the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The Company is currently evaluating the effect the adoption of the guidance will have on its financial position, results of operations, cash flows and related disclosures.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders’ equity since reactivation. The Company’s balance sheet as of June 30, 2010, reflects a total asset value of $86.  The Company has little cash and no line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2010 through June 30, 2010, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination. No revenues were received by the Company during this period.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2010, the end of the period covered by this Report.

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

Item 1A.  Risk Factors.

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4 [REMOVED AND RESERVED]

Item 5.  Other Information.

None.

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

PRESTIGE CAPITAL CORPORATION

Date: August 10, 2010

By:

/s/ Whitney O. Cluff

Whitney O. Cluff

Chief Executive Officer and President

Chief Financial Officer

(Principal Executive, Accounting and

Financial Officer)