Form 10-Q
period 2010-09-30
PRESTIGE CAPITAL CORP
filed 2010-11-12
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock as of November 9, 2010, was 2,302,200.

PRESTIGE CAPITAL CORPORATION

Form 10-Q for the quarter ended September 30, 2010

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CONTENTS

Condensed Balance Sheets, September 30, 2010 (Unaudited) and December 31, 2009	4

Unaudited Condensed Statements of Operations, for the three and nine months ended September 30, 2010 and 2009, and for the period from Re-Activation [June 21, 2006] through September 30, 2010	5

Unaudited Condensed Statements of Cash Flows, for the nine months ended September 30, 2010 and 2009, and for the period from Re-Activation [June 21, 2006] through September 30, 2010	6

Notes to Unaudited Condensed Financial Statements	7

PRESTIGE CAPITAL CORPORATION [A Development Stage Company] Condensed Balance Sheets
	SEP 30, 2010	DEC 31, 2009
	[Unaudited]
Assets
Current Assets
Cash	$86	$86
Total Current Assets	86	86
Total Assets	$86	$86

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current Liabilities
Accounts payable	$4,088	$3,366
Accrued interest	11,056	6,679
Shareholder loans	83,042	62,190
Total Current Liabilities	98,186	72,235
Total Liabilities	98,186	72,235
Stockholders’ Equity (Deficit)
Preferred stock - 10,000,000 shares authorized - No shares issued and outstanding	--	--
Common stock - 100,000,000 shares authorized having a par value of $0.001 per share; 2,302,200 shares issued and outstanding at September 30, 2010 and December 31, 2009	2,302	2,302
Capital in excess of par value	385,657	385,657
Retained deficit	(383,749)	(383,749)
Deficit accumulated during the development stage	(102,310)	(76,359)
Total Stockholders’ Equity (Deficit)	(98,100)	(72,149)
Total Liabilities and Stockholders’ Equity (Deficit)	$86	$86

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Operations

For the Three and Nine Month Periods Ended September 30, 2010 and 2009 and

for the Period from Reactivation [June 21, 2006] through September 30, 2010

	THREE MONTHS ENDED SEP 30, 2010	THREE MONTHS ENDED SEP 30, 2009	NINE MONTHS ENDED SEP 30, 2010	NINE MONTHS ENDED SEP 30, 2009		For the Period from Re-Activation JUN 21, 2006 to SEP 30, 2010

Revenues	$-	$-	$-	$-		$-
Operating Expenses	-	-	-	-		-
General and administrative expenses	6,452	-	21,533	4,072		90,755
Loss from Operations	(6,452)	-	(21,533)	(4,072)		(90,755)

Other Income (Expense)
Related party interest expense	(1,649)	(1,043)	(4,419)	(2,846)		(12,061)
Related party interest income	-	-	-	-		506
Total Other Income (Expense)	(1,649)	(1,043)	(4,419)	(2,846)		(11,555)

Net loss before income taxes	(8,101)	(1,043)	(25,952)	(6,918)		(102,310)
Income taxes	-	-	-	-		-

Net Loss	$(8,101)	$(1,043)	$(25,952)	$(6,918)		$(102,310)

Basic and Diluted Loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$

Weighted average number of common shares outstanding	2,302,200	2,302,200	2,302,200	2,302,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

 Unaudited Condensed Statements of Cash Flows

For the Nine Month Periods Ended September 30, 2010 and 2009 and

for the Period from Reactivation [June 21, 2006] through September 30, 2010

	NINE MONTHS ENDED SEP 30, 2010	NINE MONTHS ENDED SEP 30, 2009	For the Period From Re -Activation JUN 21, 2006 to SEP 30, 2010

Cash Flows From Operating Activities
Net loss	$(25,952)	$(6,918)	$(102,310)
Adjustments to reconcile net loss to net cash used by operating activities
Imputed related party interest expense	-	-	635
Corporate expenses paid by shareholder	20,852	14,021	55,143
Changes in assets and liabilities
Increase (decrease) in accounts payable	722	(9,791)	(1,070)
Increase in accrued interest	4,378	2,659	11,057
Net Cash Used by Operating Activities	(0)	(29)	(36,545)

Cash Flows From Financing Activities
Proceeds from related party loans	-	-	27,900
Repayment of related party loans	-	-	(12,000)
Proceeds from issuances of common stock	-	-	25,000
Repurchase of common stock	-	-	(4,269)
Net Cash From Financing Activities	-	-	36,631

Net Increase (Decrease) in Cash	(0)	(29)	86

Beginning Cash Balance	86	115	-

Ending Cash Balance	86	86	86

Supplemental Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental Schedule of Non cash Investing and Financing Activities:
For the nine months ended September 30, 2010 – None
For the nine months ended September 30, 2009 – None

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders’ equity since reactivation. The Company’s balance sheet as of September 30, 2010, reflects a total asset value of $86.  The Company has little cash and no line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2010 through September 30, 2010, the Company has engaged in no significant operations other than maintaining its reporting status with the U.S. Securities and Exchange Commission (“SEC”) and seeking a business combination. No revenues were received by the Company during this period.  General and administrative expenses increased in the current fiscal year due to increased professional fees.

For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, and expenses associated with maintaining its reporting status, and locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2010, the end of the period covered by this Report.

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

Date: November 10, 2010

By:

/s/ Whitney O. Cluff

Whitney O. Cluff

Chief Executive Officer and President

Chief Financial Officer

(Principal Executive, Accounting and

Financial Officer)