Form 10-K
period 2010-12-31
PRESTIGE CAPITAL CORP
filed 2011-03-31
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “PGEC.” There was not an active market and no trading volume during fiscal 2009 and there has been limited trading volume in 2010; therefore the aggregate market value of the issuer’s common stock held by non-affiliates at June 30, 2010, and March 31, 2011, is deemed to be $0.

The number of shares outstanding of the registrant’s common stock as of March 31, 2011, was 2,332,200.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	Closing Bid	Closing Bid
	High	Low
January 1, 2009 – March 31, 2009	$ 0.25	$ 0.25
April 1, 2009 – June 30, 2009	$ 0.25	$ 0.25
July 1, 2009 – September 30, 2009	$ 0.25	$ 0.25
October 1, 2009 – December 31, 2009	$ 0.25	$ 0.25
January 1, 2010 – March 31, 2010	$ 0.25	$ 0.25
April 1, 2010 – June 30, 2010	$ 0.25	$ 0.0475
July 1, 2010 – September 30, 2010	$ 0.0475	$ 0.0475
October 1, 2010 – December 31, 2010	$ 1.01	$ 0.0475

These quotations were obtained from the National Quotation Bureau, Inc. (the “NQB”) and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

We currently have approximately 79 shareholders, not including an indeterminate number who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There were no sales of registered or unregistered securities for the year ended December 31, 2010.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2010 or 2009, from the sale of registered securities.

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

Liquidity and Capital Resources

The Company has cash or cash equivalents on hand as of December 31, 2010 amounting to $2,390. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. During the year ended December 31, 2010, loans were made and expenses were paid by management or stockholders in the amount of $26,252. During the same period in 2009, additional loans and expenses by a principal stockholder totaled $23,968. The aggregate amount of $88,442 outstanding as of December 31, 2010, is unsecured and is due on demand. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Results of Operations

Other than maintaining its good corporate standing in the State of Nevada, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit us and our stockholders, we have had no material business operations in the two most recent calendar years.

During the year ended December 31, 2010, we had a net loss of $33,636, resulting from increased professional fees and consulting expenses from operations. During this same period ending December 31, 2009, we had a net loss of $15,758, also resulting from operations. Except as described above, we have received no revenues in either of our two most recent calendar years. See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended December 31, 2010.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Position	Director or Officer since
Whitney O. Cluff	60	President/Director	August 2009
William Ledyard Mitchell III	54	Director	March 2010
John Kevin Bushnell	52	Director	March 2010

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2010, we believe that filing requirements applicable to our officers, directors and 10% owners of our common stock were complied with except as to Tryant, LLC, a 10% owner of our common stock.

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

Item 11.  Executive Compensation.

All Compensation

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our management during the years ended December 31, 2010, or 2009. Furthermore, no member of our management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item. Stock awards were valued using the closing bid price for the period in question as obtained from the National Quotation Bureau, Inc. (the “NQB”). The following table sets forth the aggregate compensation paid by our Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non- Qualified Deferred Compen-sation ($)	All Other Compen-sation ($)	Total Earnings ($)
Whitney O. Cluff (1)	2010	0	0	0	0	0	0	0	0
President and Director	2009	0	0	0	0	0	0	0	0

William Ledyard Mitchell III (2)	2010	0	0	0	0	0	0	0	0
Director	2009	0	0	0	0	0	0	0	0

John Kevin Bushnell (2)	2010	0	0	0	0	0	0	0	0
Director	2009	0	0	0	0	0	0	0	0

Daniel Drummond (3)	2009	0	0	0	0	0	0	0	0
Former President and Director	2008	0	0	0	0	0	0	0	0

Randy Zundel (4)	2009	0	0	0	0	0	0	0	0
Former President and Director	2008	0	0	0	0	0	0	0	0

Swen Mortenson (4)	2009	0	0	0	0	0	0	0	0
Former Treasurer and Director	2008	0	0	0	0	0	0	0	0

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

(4) On February 27, 2008, Randy Zundel and Swen Mortenson resigned as officers and directors of the Company.

Outstanding Equity Awards at Fiscal Year-End

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended December 31, 2010.  However, on March 4, 2011, in consideration and recognition of the contributions and valuable services of the Company’s board members, the board authorized the issuance to each of the three board members a total of 10,000 shares of the Company’s restricted common stock, for an aggregate amount of 30,000 shares.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of the date of this 10-K.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 2,332,200 shares of common stock outstanding at that date.

	Name and Address of	Amount and Nature of	Percentage
Title of Class	Beneficial Owner	Beneficial Ownership	of Class
Common	Whitney O. Cluff (1)	244,000	10.5
	4751 Ichabod Drive
	Salt Lake City, UT 84117

Common	William Ledyard Mitchell III (2)	10,000	0.4
	7659 Hampton Park Lane
	Las Vegas, NV 89113

Common	John Kevin Bushnell (2)	10,000	0.4
	2178 East Roosevelt Ave
	Salt Lake City, UT 84108

	Total Officers and Directors as a	264,000	11.3
	Group - 3 persons

Common	Dan Bass	466,000	20.0
	3267 East 3300 South #202
	Salt Lake City, UT 84109

Common	Clair Olson	181,524	7.8
	768 Gull Ave
	Foster City, CA 94404

Common	Tryant, LLC (3)	520,000	22.3
	1608 West 2225 South
	Woods Cross, UT 84067

Common	Robert Charles Taylor	544,572	23.4
	622 East 3945 South
	Salt Lake City, UT 84107

Common	Jason F. Williams	172,524	7.4
	544 South 50 West
	Farmington, UT 84025

(1)

Mr. Cluff is an officer and director of the Company. Of this amount, a total of 234,000 shares are owned by WOC, LLC. Whitney O. Cluff is the manager of WOC, LLC, and these shares are considered to be beneficially controlled by Mr. Cluff.

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

During the years ended December 31, 2010 and 2009, $26,252 and $23,968, respectively, was loaned by shareholders of the Company and no amounts were repaid to the shareholders. As of December 31, 2010 and 2009, the amount due to the shareholders was $88,442, and $62,190, respectively. The interest expense on the loans was $6,107 and $4,073, for the years ended December 31, 2010 and 2009, respectively. The above mentioned shareholder loans were due on demand and had interest imputed at an annual rate of 8%.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Issuer

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

Item 14.  Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2010 and 2009:

Fee Category	2010	2009
Audit Fees	$ 8,871	$ 11,652
Audit-related Fees	$ 0	$ 0
Tax Fees	$ 0	$ 0
All Other Fees	$ 0	$ 0
Total Fees	$ 8,871	$ 11,652

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

Date:  March 31, 2011

By

/s/ Whitney O. Cluff

Whitney O. Cluff, President/Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 31, 2011

/s/ Whitney O. Cluff

Whitney O. Cluff, President/Chief Executive Officer, Chief Financial Officer and Director

Date:  March 31, 2011

/s/ William Ledyard Mitchell III

William Ledyard Mitchell III, Director

Date:  March 31, 2011

/s/ John Kevin Bushnell

John Kevin Bushnell, Director

INDEX TO FINANCIAL STATEMENTS

Report of independent registered public accounting firm

F-2

Balance Sheets, December 31, 2010 and December 31, 2009

F-3

Statements of Operations, for the years ended December 31, 2010 and 2009, and for the

Period from Reactivation [June 21, 2006] through December 31, 2010

F-4

Statements of Cash Flows, for the years ended December 31, 2010 and 2009, and for the

Period from Reactivation [June 21, 2006] through December 31, 2010

F-5

Statement of Stockholders’ Equity from the date of Reactivation [June 21, 2006] through

December 31, 2010

F-6

Notes to the Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Prestige Capital Corporation

We have audited the accompanying balance sheets of Prestige Capital Corporation [a development stage company] as of December 31, 2010 and 2009, and the related statements of operations, cash flows, and stockholders' deficit for the years ended December 31, 2010 and 2009 and for the period from reactivation [June 21, 2006] through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prestige Capital Corporation as of December 31, 2010 and 2009, and the results of operations and cash flows for the years ended December 31, 2010 and 2009, and for the period from reactivation [June 21, 2006] through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC
Salt Lake City, Utah
March 29, 2011

PRESTIGE CAPITAL CORPORATION [A Development Stage Company] Balance Sheets December 31, 2010 and 2009
	DEC 31, 2010	DEC 31, 2009

Assets
Current Assets
Cash	$2,390	$86
Total Current Assets	2,390	86
Total Assets	$2,390	$86

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current Liabilities
Accounts payable	$6,988	$3,366
Accrued interest	12,745	6,679
Shareholder loans	88,442	62,190
Total Current Liabilities	108,175	72,235
Total Liabilities	108,175	72,235
Stockholders’ Equity (Deficit)
Preferred stock - 10,000,000 shares authorized - No shares issued and outstanding	-	-
Common stock - 100,000,000 shares authorized having a par value of $0.001 per share; 2,302,200 shares issued and outstanding at December 31, 2010 and 2009	2,302	2,302
Capital in excess of par value	385,657	385,657
Retained deficit	(383,749)	(383,749)
Deficit accumulated during the development stage	(109,995)	(76,359)
Total Stockholders’ Equity (Deficit)	(105,785)	(72,149)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,390	$86

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Statements of Operations

For the Years Ended December 31, 2010 and 2009 and

for the Period from Reactivation [June 21, 2006] through December 31, 2010

	2010	2009	For the Period from Re-Activation [JUN 21, 2006] to DEC 31, 2010

Revenues	$--	$--	$--
Operating Expenses
General and Administrative Expenses	27,529	11,685	94,493
Loss from Operations	(27,529)	(11,685)	(94,493)

Other Income (Expense)
Related Party Interest Expense	(6,107)	(4,073)	(16,008)
Related Party Interest Income	--	--	506
Total Other Income (Expense)	(6,107)	(4,073)	(15,502)

Net loss before income taxes	(33,636)	(15,758)	(109,995)
Income taxes	--	--	--

Net Loss	$(33,636)	$(15,758)	$(109,995)

Basic and Diluted Loss per share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,302,200	2,302,200

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

 Statements of Cash Flows

For the Years Ended December 31, 2010 and 2009 and

for the Period from Reactivation [June 21, 2006] through December 31, 2010

	2010	2009	For the Period from Re-Activation [JUN 21, 2006] to DEC 31, 2010

Cash Flows From Operating Activities
Net loss	$(33,636)	$(15,758)	$(109,995)
Adjustments to reconcile net loss to net cash used by operating activities
Corporate expenses paid by shareholder	20,852	23,968	55,144
Imputed related party interest expense	--	--	635
Changes in assets and liabilities	--	--	--
Increase (decrease) in accounts payable	3,622	(12,125)	1,830
Increase in accrued interest	6,066	3,886	12,745
Net Cash from Operating Activities	(3,096)	(29)	(39,641)

Cash Flows From Financing Activities
Proceeds from related party loans	5,400	--	33,300
Repayment of related party loans	--	--	(12,000)
Proceeds from issuances of common stock	--	--	25,000
Repurchase of common stock	--	--	(4,269)
Net Cash From Financing Activities	5,400	--	42,031

Net Increase (Decrease) in Cash	2,304	(29)	2,390
Beginning Cash Balance	86	115	-
Ending Cash Balance	2,390	86	2,390

Supplemental Disclosures
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

 Statement of Stockholders’ Equity (Deficit)

From the Date of Reactivation [June 21, 2006] through December 31, 2010

					Deficit
					Accumulated
			Capital in		During
			Excess of	Retained	Development
	Shares	Amount	Par Value	Deficit	Stage
Balance, June 21, 2006	1,936,000	$ 1,936	$ 364,657	$(383,749)	$ -
Issuance of common stock for cash at approximately $0.0205 per share, June 2006	1,220,000	1,220	23,780	-	-
Repurchase of common stock at $0.005 per share, July 2006	(853,800)	(854)	(3,415)	-	-
Imputed related party interest expense	-	-	635	-	-
Net loss for the period from June 22, 2006 to December 31, 2006	-	-	-	-	(567)
Balance, December 31, 2006	2,302,000	2,302	385,657	(383,749)	(567)
Net loss for the year ended December 31, 2007	-	-	-	-	(23,255)
Balance, December 31, 2007	2,302,000	2,302	385,657	(383,749)	(23,822)
Net loss for the year ended December 31, 2008	-	-	-	-	(36,779)
Balance, December 31, 2008	2,302,000	2,302	385,657	(383,749)	(60,601)
Net loss for the year ended December 31, 2009	-	-	-	-	(15,758)
Balance, December 31, 2009	2,302,000	2,302	385,657	(383,749)	(76,359)
Net loss for the year ended December 31, 2010	-	-	-	-	(33,636)
Balance, December 31, 2010	2,302,000	$ 2,302	$ 385,657	$ (383,749)	$ (109,995)

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

Organization - Prestige Capital Corporation (the “Company”) was organized under the laws of the State of Utah on February 7, 1986 under the name of Hood Ventures, Inc. On December 31, 1998, the name was changed to Prestige Capital Corporation. On December 31, 1998, Hood Ventures, Inc. of Utah merged with Prestige Capital Corporation, a Nevada Corporation, leaving the Nevada Corporation as the surviving company. After a period of dormancy, the Company experienced a significant change in shareholder ownership on June 21, 2006 and is considered to be reactivated as of that date as a development stage company that is currently seeking business opportunities or potential business acquisitions. The Company currently has no revenue-generating activities and is considered to be a development stage company.  Development stage accumulations presented in the financial statements begin on June 21, 2006, as a result of the reactivation on that date. The Company does not intend to pay dividends in the foreseeable future.

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

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense. For the years ended December 31, 2010 and 2009, we did not recognize any interest or penalties in our Statement of Operations, nor did we have any interest or penalties accrued in our Balance Sheets at December 31, 2010 and 2009 relating to unrecognized benefits.

The tax years 2007-2010 remain open to examination for federal income tax purposes and by the other major taxing jurisdictions to which we are subject.

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

e.

Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding.  Basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. During periods of net losses dilutive shares are not included, due to anti-dilutive results. There were no dilutive shares at December 31, 2010 and 2009.

f.

Impact of New Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value, as well as disclosures about significant transfers, beginning in the first quarter of 2010.  This amendment did not have an impact on our financial statements.  Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011.  These additional requirements are not expected to have a material impact on the financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.  This Statement is effective for fiscal years beginning on or after June 15, 2010.  Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Shareholder Loans – A shareholder and officer of the Company has covered corporate expenses and loaned cash to the Company for which the Company is now indebted to this related party amounting to $88,442 and $62,190 as of December 31, 2010 and 2009, respectively.  No amounts were repaid to the shareholder.  As of December 31, 2010 and 2009, the amount due to the shareholders for accrued interest was $12,745 and $6,679, respectively. The interest expense on the loans was $6,107 and $4,073 for the years ended December 31, 2010 and 2009, respectively. The above mentioned shareholder loans are due on demand and had interest imputed at an annual rate of 8%.

Management Compensation - During the years ended December 31, 2010 and 2009, the Company did not pay any compensation to any officer/directors of the Company.

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

NOTE 6 - INCOME TAXES

At December 31, 2010, the Company has available unused net operating loss carryforwards of approximately $109,995, which may be applied against future taxable income and which expire in various years from 2021 through 2030. Due to a substantial change in the Company’s ownership during June 2006, there will be an annual limitation on the amount of previous net operating loss carryforwards which can be utilized.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (CONTINUED)

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $16,499 and $11,454 as of December 31, 2010 and 2009, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $5,045 during the year ended December 31, 2010.

Reconciliation between income taxes at the statutory rate and the actual income tax provision for continuing operations is as follows:

2010

2009

Statutory Rate (Expense)

            (15%)   (15%)

Tax Effects of:

Valuation Allowance

15%

15%

Reported provision for Income Taxes

  0%

  0%

Reconciliation of our unrecognized tax benefits for the years ending December 31, 2010 and 2009 is presented in the table below:

	2010	2009
Beginning Balance	$ 0.00	$ 0.00
Additions based on tax positions related to the current year	0.00	0.00
Reductions for tax positions of prior years	0.00	0.00
Reductions due to expiration of statute of limitations	0.00	0.00
Settlements with taxing authorities	0.00	0.00
Ending Balance	$ 0.00	$ 0.00

NOTE 7 – SUBSEQUENT EVENTS

On March 4, 2011, in consideration and recognition of the contributions and valuable services of the Company’s board members, the board authorized the issuance to each of the three board members a total of 10,000 shares of the Company’s restricted common stock, for an aggregate amount of 30,000 shares.