Form 10-Q
period 2011-03-31
PRESTIGE CAPITAL CORP
filed 2011-05-13
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the registrant’s common stock as of May 13, 2011, was 2,332,200.

PRESTIGE CAPITAL CORPORATION

Form 10-Q for the quarter ended March 31, 2011

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CONTENTS

Condensed Balance Sheets, March 31, 2011 (Unaudited) and December 31, 2010	4

Unaudited Condensed Statements of Operations, for the three months ended March 31, 2011 and 2010, and for the period from Re-Activation [June 21, 2006] through March 31, 2011	5

Unaudited Condensed Statements of Cash Flows, for the three months ended March 31, 2011 and 2010, and for the period from Re-Activation [June 21, 2006] through March 31, 2011	6

Notes to Unaudited Condensed Financial Statements	7

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Condensed Balance Sheets

	MAR 31, 2011	DEC 31, 2010
	[Unaudited]
Assets
Current Assets
Cash	$816	$2,390
Total Current Assets	816	2,390
Total Assets	$816	$2,390

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current Liabilities
Accounts payable	$10,843	$6,988
Accrued interest	14,495	12,745
Shareholder loans	88,767	88,442
Total Current Liabilities	114,105	108,175
Total Liabilities	114,105	108,175
Stockholders’ Equity (Deficit)
Preferred stock - 10,000,000 shares authorized - No shares issued and outstanding	--	--
Common stock - 100,000,000 shares authorized having a par value of $0.001 per share; 2,332,200 shares issued and outstanding at March 31, 2011 and 2,302,200 shares issued and outstanding at December 31, 2010	2,332	2,302
Capital in excess of par value	394,627	385,657
Retained deficit	(383,749)	(383,749)
Deficit accumulated during the development stage	(126,499)	(109,995)
Total Stockholders’ Equity (Deficit)	(113,289)	(105,785)
Total Liabilities and Stockholders’ Equity (Deficit)	$816	$2,390

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Operations For the Three Months Ended March 31, 2011 and 2010 and  for the Period from Reactivation [June 21, 2006] through March 31, 2011

	THREE MONTHS ENDED MAR 31, 2011	THREE MONTHS ENDED MAR 31, 2010	FROM REACTIVATION ON JUN 21, 2006 to MAR 31, 2011

Revenues	$--	$--	$--
Operating Expenses
General and administrative expenses	14,754	8,310	109,247
Loss from Operations	(14,754)	(8,310)	(109,247)

Non-Operating Income (Expense)
Related party interest expense	(1,750)	(1,287)	(17,758)
Related party interest income	--	--	506
Total Non-operating Income (Expense)	(1,750)	(1,287)	(17,252)

Net loss before income taxes	(16,504)	(9,597)	(126,499)
Income taxes	--	--	--

Net Loss	$(16,504)	$(9,597)	$(126,499)

Basic and Diluted Loss per share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,312,200	2,302,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Unaudited Condensed Statements of Cash Flows For the Three Months Ended March 31, 2011 and 2010 and for the Period from Reactivation [June 21, 2006] through March 31, 2011

	THREE MONTHS ENDED MAR 31, 2011	THREE MONTHS ENDED MAR 31, 2010	FROM REACTIVATION ON JUN 21, 2006 to MAR 31, 2011

Cash Flows From Operating Activities
Net loss	$(16,504)	$(9,597)	$(126,499)
Adjustments to reconcile net loss to net cash used by operating activities
Corporate expenses paid by shareholder	325	3,896	55,469
Imputed related party interest expense	--	--	635
Share-based compensation	9,000	--	9,000
Changes in assets and liabilities
Increase in accounts payable	3,855	4,414	5,685
Increase in accrued interest	1,750	1,287	14,495
Net Cash from Operating Activities	(1,574)	-	(41,215)

Cash Flows From Financing Activities
Proceeds from related party loans	--	--	33,300
Repayment of related party loans	--	--	(12,000)
Proceeds from issuances of common stock	--	--	25,000
Repurchase of common stock	--	--	(4,269)
Net Cash From Financing Activities	--	--	42,031

Net Increase (Decrease) in Cash	(1,574)	--	816
Beginning Cash Balance	2,390	86	--
Ending Cash Balance	$816	$86	$816

Supplemental Disclosures
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the results for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2010. The operating results for the periods presented are not necessarily indicative of the operating results for the full year.

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

NOTE 3 COMMON STOCK

In March, 2011, the Company granted 10,000 common shares to each member of the board of directors, or a total of 30,000 common shares for substantial services contributed to the Company.  During the three months ended March 31, 2011, the Company recognized an expense amounting to $9,000, representing the fair value of the common shares that were granted.

NOTE 4 NEW ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders’ equity since reactivation. The Company’s balance sheet as of March 31, 2011, reflects a total asset value of $816.  The Company has little cash and no line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2011 through March 31, 2011, the Company has engaged in no significant operations other than maintaining its reporting status with the U.S. Securities and Exchange Commission (“SEC”) and seeking a business combination. No revenues were received by the Company during this period.  General and administrative expenses increased in the current fiscal year due to share-based compensation.

For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, and expenses associated with maintaining its reporting status, share-based compensation, and locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2011, the end of the period covered by this Report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  In March, 2011, the Company granted 10,000 shares to each member of the board of directors, or a total of 30,000 shares for substantial services contributed to the Company.

Item 3.  Defaults Upon Senior Securities.  None.

Item 4. [REMOVED AND RESERVED]

Item 5.  Other Information.  None.

Item 6.  Exhibits.

(a)

Exhibits.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.

Title of Document

31.1*

Certification of the Principal Executive Officer/Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of the Principal Executive Officer/Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.  The Exhibits attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRESTIGE CAPITAL CORPORATION

Date: May 13, 2011

By: /s/ Whitney O. Cluff

Whitney O. Cluff

Chief Executive Officer and President

Chief Financial Officer

(Principal Executive, Accounting and

Financial Officer)