Form 10-Q
period 2011-06-30
PRESTIGE CAPITAL CORP
filed 2011-08-11
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§233.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒    No ☐

The number of shares outstanding of the registrant’s common stock as of the date of this Report is 2,332,200.

PRESTIGE CAPITAL CORPORATION

Form 10-Q for the quarter ended June 30, 2011

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CONTENTS

Condensed Balance Sheets, June 30, 2011 (Unaudited) and December 31, 2010	4

Unaudited Condensed Statements of Operations, for the three and six months ended June 30, 2011 and 2010, and for the period from Re-Activation [June 21, 2006] through June 30, 2011	5

Unaudited Condensed Statements of Cash Flows, for the six months ended June 30, 2011 and 2010, and for the period from Re-Activation [June 21, 2006] through June 30, 2011	6

Notes to Unaudited Condensed Financial Statements	7

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

Condensed Balance Sheets

	JUN 30, 2011	DEC 31, 2010
	[Unaudited]
Assets
Current Assets
Cash	$--	$2,390
Note Receivable	130	--
Total Current Assets	130	2,390
Total Assets	$130	$2,390

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current Liabilities
Accounts payable	$19,002	$6,988
Accrued interest	16,329	12,745
Shareholder loans	93,962	88,442
Total Current Liabilities	129,293	108,175
Total Liabilities	129,293	108,175
Stockholders’ Equity (Deficit)
Preferred stock - 10,000,000 shares authorized - No shares issued and outstanding	--	--
Common stock - 100,000,000 shares authorized having a par value of $0.001 per share; 2,332,200 shares issued and outstanding at June 30, 2011 and 2,302,200 shares issued and outstanding at December 31, 2010	2,332	2,302
Additional Paid in Capital	394,627	385,657
Accumulated Retained Deficit	(383,749)	(383,749)
Deficit accumulated during the development stage	(142,373)	(109,995)
Total Stockholders’ Equity (Deficit)	(129,163)	(105,785)
Total Liabilities and Stockholders’ Equity (Deficit)	$130	$2,390

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

 [A Development Stage Company]

Condensed Statements of Operations For the Three and Six Months Ended June 30, 2011 and 2010 and for the Period from Reactivation [June 21, 2006] through June 30, 2011

 (Unaudited)

	THREE MONTHS ENDED JUN 30, 2011	THREE MONTHS ENDED JUN 30, 2010	SIX MONTHS ENDED JUN 30, 2011	SIX MONTHS ENDED JUN 30, 2010	FROM REACTIVATION ON JUN 21, 2006 to JUN 30, 2011
Revenues	$--	$--	$--	$--	$--
Operating Expenses
General and administrative expenses	14,039	6,769	28,794	15,079	123,287
Total Non-Operating Expenses	14,039	6,769	28,794	15,079	123,287
Loss from Operations	(14,039)	(6,769)	(28,794)	(15,079)	(123,287)

Non-Operating Income (Expense)
Related party interest expense	(1,834)	(1,484)	(3,584)	(2,771)	(19,592)
Related party interest income	--	--	--	--	506
Total Non-operating Income (Expense)	(1,834)	(1,484)	(3,584)	(2,771)	(19,086)

Net loss before income taxes	(15,873)	(8,253)	(32,378)	(17,850)	(142,373)
Income taxes	--	--	--	--	--

Net Loss	$(15,873)	$(8,253)	$(32,378)	$(17,850)	$(142,373)

Basic and Diluted Loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,332,200	2,302,200	2,332,200	2,302,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

 [A Development Stage Company]

Condensed Statements of Cash Flows For the Six Months Ended June 30, 2011 and 2010 and for the Period from Reactivation [June 21, 2006] through June 30, 2011

 (Unaudited)

	SIX MONTHS ENDED JUN 30, 2011	SIX MONTHS ENDED JUN 30, 2010	FROM REACTIVATION ON JUN 21, 2006 to JUN 30, 2011

Cash Flows From Operating Activities
Net loss	$(32,378)	$(17,850)	$(142,373)
Adjustments to reconcile net loss to net cash used by operating activities
Imputed related party interest expense	--	--	636
Share-based compensation	9,000	--	9,000
Corporate expenses paid by shareholder	5,520	14,586	60,664
Changes in assets and liabilities
Increase in receivables	(130)	--	(130)
Increase in accounts payable	12,014	518	13,843
Increase in accrued interest	3,584	2,746	16,329
Net Cash from Operating Activities	(2,390)	-	(42,031)

Cash Flows From Financing Activities
Proceeds from related party loans	--	--	33,300
Repayment of related party loans	--	--	(12,000)
Proceeds from issuances of common stock	--	--	25,000
Repurchase of common stock	--	--	(4,269)
Net Cash From Financing Activities	--	--	42,031

Net Increase (Decrease) in Cash	(2,390)	--	--
Beginning Cash Balance	2,390	86	--
Ending Cash Balance	$--	$86	$--

Supplemental Disclosures
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the results for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2010. The operating results for the periods presented are not necessarily indicative of the operating results for the full year.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and has experienced no significant change in liquidity or capital resources or stockholders’ equity since reactivation. The Company’s balance sheet as of June 30, 2011, reflects a total asset value of $130.  The Company has no cash and no line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

During the period from January 1, 2011 through June 30, 2011, the Company has engaged in no significant operations other than maintaining its reporting status with the U.S. Securities and Exchange Commission (“SEC”) and seeking a business combination. No revenues were received by the Company during this period.  General and administrative expenses increased in the current fiscal year due to share-based compensation.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2011, the end of the period covered by this Report.

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

Date: August 10, 2011

By:

/s/ Whitney O. Cluff

Whitney O. Cluff

Chief Executive Officer and President

Chief Financial Officer

(Principal Executive, Accounting and

Financial Officer)