Form 10-Q
period 2011-09-30
PRESTIGE CAPITAL CORP
filed 2011-11-16
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-52855

PRESTIGE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	93-0945181 (I.R.S. Employer Identification No.)
2157 S. Lincoln Street, Suite 220, Salt Lake City, Utah (Address of principal executive offices)	84106 (Zip Code)

(801) 323-3295

(Registrant’s telephone number, including area code)

4751 South Ichabod Street, Salt Lake City, Utah 84117

(Former address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of November 11, 2011 was 2,532,200.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Condensed Balance Sheets

3

Condensed Statements of Operations

4

Condensed Statements of Cash Flows

5

Notes to the Unaudited Condensed Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

9

Item 4.  Controls and Procedures

9

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

9

Item 5.  Other Information

9

Item 6.  Exhibits

10

Signatures

11

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Financial Statements

September 30, 2011

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2011 (Unaudited)	December 31, 2010

ASSETS
Current Assets
Cash	$ 77	$ 2,390
Total Current Assets	77	2,390
Total Assets	$ 77	$ 2,390
Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current Liabilities
Accounts Payable	$ -	$ 6,988
Accrued Interest	18,340	12,745
Shareholder loans	93,962	88,442
Loan Payable - related party	19,000	-
Total Current Liabilities	131,302	108,175
Total Liabilities	131,302	108,175
Stockholders' Equity (Deficit)
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	-	-
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding at September 30, 2011 and 2,302,200 shares issued and outstanding at December 31, 2010	2,532	2,302
Additional Paid in Capital	547,677	385,657
Accumulated Retained Deficit	(383,749)	(383,749)
Deficit accumulated during the development stage	(297,685)	(109,995)
Total Stockholders' Equity (Deficit)	(131,225)	(105,785)
Total Liabilities and Stockholders' Equity	$ 77	$ 2,390

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

 (A Development Stage Company)

Condensed Statements of Operations For the Three and Nine Months Ended September 30, 2011 and 2010 and for the Period from Reactivation [June 21, 2006] through September 30, 2011

 (Unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	From Re-activation on June 21, 2006 to September 30, 2011

Revenues	$ -	$ -	$ -	$ -	$ -
Operating Expenses
General and Administrative	153,301	6,452	182,095	21,533	276,588
Loss from Operations	(153,301)	(6,452)	(182,095)	(21,533)	(276,588)

Non-Operating Income (Expense)
Related party interest expense	(2,011)	(1,649)	(5,595)	(4,419)	(21,603)
Related party interest income	-	-	-	-	506
Total Non-operating Income (Expense)	(2,011)	(1,649)	(5,595)	(4,419)	(21,097)

Net Loss before income taxes	(155,312)	(8,101)	(187,690)	(25,952)	(297,685)
Income taxes	-	-	-	-	-

Net Loss	$ (155,312)	$ (8,101)	$ (187,690)	$ (25,952)	$ (297,685)

Basic and Diluted Loss Per Share	(0.06)	(0.00)	(0.08)	(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,414,088	2,302,200	2,362,662	2,302,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

 (A Development Stage Company)

Condensed Statements of Cash Flows For the Nine Months Ended September 30, 2011 and 2010 and for the Period from Reactivation [June 21, 2006] through September 30, 2011

 (Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	From Reactivation on June 21, 2006 to September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (187,690)	$ (25,952)	$ (297,685)
Adjustments to reconcile Net Income
to net cash provided by operations:
Imputed related party interest expense	-	-	636
Common stock issued for services	155,600		155,600
Corporate expenses paid by shareholder	-	-	55,144
Changes in assets and liabilities
Increase in accounts payable	(338)	722	1,491
Increase in accrued interest	5,595	4,378	18,340
Net cash provided by Operating Activities	(26,833)	(20,852)	(66,474)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	24,520	20,852	57,820
Repayment of related party loans	-	-	(12,000)
Proceeds from issuance of common stock	-	-	25,000
Repurchase of common stock	-	-	(4,269)
Net cash provided by Financing Activities	24,520	20,852	66,551
Net Increase (Decrease) in Cash	(2,313)	-	77
Beginning Cash Balance	2,390	86	-
Ending Cash Balance	$ 77	$ 86	$ 77

Supplemental Disclosures
Cash paid for:
Interest expense	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Non Cash Investing and Financing Activities
Forgiveness of debt by shareholder	$ 6,650	$ -	$ 6,650

The accompanying notes are an integral part of these unaudited condensed financial statements.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

September 30, 2011 and December 31, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements as reported in its Form 10K. The results of operations for the nine-month period ended September 30, 2011 are not necessarily indicative of the operating results for the full year ended December 31, 2011.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company has realized net losses since reactivation on June 21, 2006 totaling $297,685.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The Company is currently in the development stage and has not realized significant sales through September 30, 2011. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

September 30, 2011 and December 31, 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Subsequent Events

The Company’s management reviewed all material events through the date of this filing.

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Loans – A shareholder and officer of the Company has covered corporate expenses and loaned cash to the Company for which the Company is now indebted to this related party amounting to $93,962 and $88,442 as of September 30, 2011 and December 31, 2010, respectively.  No amounts were repaid to the shareholder.  As of September 30, 2011 and December 31, 2010, the amount due to the shareholders for accrued interest was $18,244 and $12,745, respectively. The interest expense on the loans for the nine months ended September 30, 2011 was $5,479. The above mentioned shareholder loans are due on demand and had interest imputed at an annual rate of 8%.

During the nine months ended September 30, 2011, the Company borrowed $19,000 from a related party lent the Company.  The notes are unsecured, due on demand, and bear interest at 8% per annum.  Interest expense for the nine months ended September 30, 2011 totaled $116.  No payments on principle or interest have been made to date.

During the nine months ended September 30, 2011, a shareholder of the Company forgave $6,650 of accounts payable.  This amount has been recorded as contributed capital.

NOTE 5 – EQUITY

On March 4, 2011, the Company issued 30,000 shares of common stock valued at $15,600 to three board members for services provided.  The shares were valued based on the market price of the stock on the date of issuance.

On August 5, 2011, the Company issued 100,000 shares of common stock valued at $70,000 to a related party as payment for investment banking services rendered.  The shares were valued based on the market price of the stock on the date of issuance.

On August 15, 2011, the Company issued 100,000 shares of common stock valued at $70,000 to a related party as payment for investor relations and management services rendered.  The shares were valued based on the market price of the stock on the date of issuance.

In this report references to “Prestige,” “the Company,” “we,” “us,” and “our” refer to Prestige Capital Corporation.

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “expect,” “believe,” “intend,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years.  At September 30, 2011 we had $77 in cash and total liabilities of $131,302.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

As reported in our Current Reports on Forms 8-K filed in September and October 2011, we completed several organizational changes.  Members of our board of directors and our executive officers resigned their positions in September 2011 and Joseph C. Cannella was appointed to serve as our sole Director and as our President.  In addition to the change in management, we also changed our transfer agent to Standard Registrar & Transfer Co., Inc., located in Draper, Utah.  In addition, in October 2011 we changed our independent registered public accounting firm to Sadler, Gibb & Associates, Certified Public Accountants.

As of the date of this report, our management has not had any discussions with any representative of any other entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We anticipate that the selection of a business opportunity will be complex and extremely risky.  Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation.  Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of securities.  Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Management anticipates that the struggling global economy will restrict the number of business opportunities available to us and will restrict the cash available for such transactions.  There can be no assurance in the current economy that we will be able to acquire an interest in an operating company.

If we obtain a business opportunity, then it may be necessary to raise additional capital.  We anticipate that we will sell our common stock to raise this additional capital.  We expect that we would issue such stock pursuant to exemptions to the registration requirements provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act of 1933.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock, then our stockholders may experience dilution in the value per share of their common stock.

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs.  We have relied upon loans from related parties in the aggregate of $24,520 during the nine month period ended September 30, 2011 (“2011 nine month period”) to finance our operations.  We have also issued our common stock for services rather than use our cash.  During the 2011 nine month period we have issued an aggregate of 230,000 shares in consideration for various services, including 30,000 shares of common stock valued at $15,600 issued to members of our board of directors in March 2011 as compensation for services rendered to the Company.  In August 2011 we issued 200,000 shares for investor relations and management services valued at $140,000. (See Part II, Item 2, below).

We intend to obtain capital from management, significant stockholders and/or third parties to cover minimal operations; however, there is no assurance that additional funding will be available.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and to acquire or enter into a merger with such company.  The type of business opportunity which we acquire or merge with will affect our profitability for the long term.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports.  We believe we will be able to meet these costs through funds provided by management, significant stockholders and/or third parties.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses or services.

Results of Operations

We had no revenues during the 2011 and 2010 three and nine month periods ended September 30.  General and administrative expense increased from $21,533 for the 2010 nine month period to $182,095 for the 2011 nine month period.  General and administrative expense increased from $6,452 for the 2010 third quarter to $153,301 for the 2011 third quarter. These increases in general and administrative expense were primarily the result of common stock issued for professional and consulting fees for operations and periodic filings.   Interest expense related to loans from related parties increased from $4,419 in the 2010 nine month period to $5,595 for the 2011 nine month period, and increased from $1,649 in the 2010 third quarter to $2,011 for the 2011 third quarter.  These increases in our operating and interest expenses increased our net loss for the 2011 periods as compared to the 2010 periods.

Commitments and Obligations

At December 31, 2010 we recorded current liabilities of $131,302  with $112,962 of that amount representing  loans received from shareholders and other related parties.  These loans are non-collateralized and are payable upon demand.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow our management to make timely decisions regarding required disclosure.  Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective due to a control deficiency.  During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the third quarter of our 2011 fiscal year that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 4, 2011, the Company issued 30,000 shares of common stock valued at $15,600 to three board members for services provided.  We relied on an expemption from registration requirements provided by Section 4(2) of the Securities Act.

On August 5, 2011, the Company issued 100,000 shares to First Equity Holdings Corporation in consideration for investment banking services.  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

On August 15, 2011, the Company issued 100,000 shares to Capital Communications, Inc. in consideration for investor relations and management services.  We relied on an exemption from the registration requirements provided by Section 4(2) of the Securities Act.

ITEM 5. OTHER INFORMATION

Change in Control

As reported in our Form 8-K filed on September 19, 2011, the Company’s board of directors (“Board”) accepted the resignations of the following persons:  Whitney O. Cluff resigned as President and Director of the Company and William L. Mitchell III and John K. Bushnell both resigned their positions as Directors of the Company.

In accordance with our bylaws, the Board designated Joseph C. Cannella to fill the director vacancy on our Board and to serve until our next annual meeting or until he is succeeded by a qualified director.  The Board also appointed Mr. Cannella as President of the Company.

The Company is aware that certain affiliates of the Company have sold equity interests of the Company.  In September 2011, Dan Bass sold an aggregate of 466,000 shares of our common stock in a private transaction and Whitney O. Cluff, a former director and officer, sold 234,000 shares of common stock in a private transaction.  In October 2011, Robert Taylor sold an aggregate of 420,000 shares of our common stock.  These transactions have been reported on Forms 4 as required.  We are not aware of any person or group of persons acquiring a 5% or more interest in the Company as a result of these transactions.

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3(i) to Form 10-KSB, filed December 3, 1999)
3(i)(a)	Amended Articles of Incorporation (Incorporated by reference to exhibit 3(i)(a) to Form 10-KSB, filed April 15, 2008)
3(ii)	Bylaws (Incorporated by reference to exhibit 3(ii) to Form 10-KSB, filed December 3, 1999)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2011	PRESTIGE CAPITAL CORPORATION By: /s/ Joseph C. Cannella Joseph C. Cannella President and Director Principal Financial Officer

12