Form 10-K
period 2011-12-31
PRESTIGE CAPITAL CORP
filed 2012-03-30
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND

EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-52855

PRESTIGE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	93-0945181 (I.R.S. Employer Identification No.)
2157 S. Lincoln Street, Suite 220, Salt Lake City, Utah (Address of principal executive offices)	84106 (Zip Code)

Registrant’s telephone number, including area code:  (801) 323-2395

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock

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

Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filed [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [X]   No [   ]

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of March 30, 2012, was 2,532,200.

Documents incorporated by reference:  None

TABLE OF CONTENTS

PART I

Item 1.  Business

3

Item 1A.  Risk Factors

 8

Item 2.  Properties

9

Item 3.  Legal Proceedings

9

Item 4.  Mine Safety Disclosures

9

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters

              and Issuer Purchases of Equity Securities

9

Item 6.  Selected Financial Data

11

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8.  Financial Statements and Supplementary Data

13

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        25

Item 9A.  Controls and Procedures

25

Item 9B.  Other Information

25

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

26

Item 11.  Executive Compensation

27

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                 and Related Stockholder Matters

27

Item 13.  Certain Relationships and Related Transactions, and Director Independence

28

Item 14.  Principal Accounting Fees and Services

29

PART IV

Item 15.  Exhibits, Financial Statement Schedules

30

Signatures

31

In this annual report references to “Prestige,” “we,” “us,” “our” and “the Company” refer to Prestige Capital Corporation

FORWARD LOOKING STATEMENTS

The Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

PART I

ITEM 1.  BUSINESS

Historical Development

Prestige Capital Corporation (the “Company”) was organized under the laws of the State of Utah on February 7, 1986 under the name of Hood Ventures, Inc.  On December 31, 1998, Hood Ventures, Inc. of Utah completed a domicile merger with Prestige Capital Corporation, a Nevada Corporation.  The Company has been inactive since 2002, but in June 2006 our board of directors began the process to bring the Company current with the appointment of new officers and directors, the issuance of 6,100,000 shares of common stock to Tryant, LLC for $25,000 and the purchase and cancelation of 4,269,000 shares held by former shareholders.  The Company does not currently have any revenue generating activity and is a development stage company that is currently seeking business opportunities or potential business acquisitions.

Our Business Plan

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity.  Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise.  We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity.  As of the date of this filing we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

The current economy creates more challenges for the success of our business plan.  With the general lack of investor confidence and the uncertainty related to the future global economy, management believes that equity investments and transactions may be less attractive then they have been in the past.  However, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company.  The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of “going public.”  But if the global economy fails to recover, then it is very possible that there would be little or no economic value for another company to enter into a transaction with Prestige.

Our search for a business opportunity will not be limited to any particular geographical area or industry and includes both U.S. and international companies.  Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.  Our management believes that companies who desire a public market to enhance liquidity for current stockholders, or plan to acquire additional assets through issuance of securities rather than for cash, will be potential merger or acquisition candidates.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of his business judgment.  Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no operating business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders.  We cannot assure you that we will be able to identify and merge with or acquire any business opportunity which will ultimately prove to be beneficial to Prestige and our stockholders.  Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon our search and we may become dormant or be dissolved.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is listed on the OTC Bulletin Board, but there is not an active public trading market for our common stock.  We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all.  If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990.  The liquidity of penny stock is affected by specific disclosure procedures required by those rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock.  This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

Investigation and Selection of Business Opportunities

We anticipate that business opportunities will come to our attention from various sources, including our sole officer and director, our stockholders, professional advisors, such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals.  Management expects that prior personal and business relationships may lead to contacts with these various sources.

We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to our management.  This due diligence review may be conducted either by our management or by unaffiliated third parties we may engage.  Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination.  We anticipate that we will rely upon funds provided by advances and/or loans from management and significant stockholders to conduct investigation and analysis of any potential target companies or businesses.  We may also rely upon the issuance of our common stock in lieu of cash payments for services or expenses related to any analysis.  Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable.  We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other persons associated with the target business seeking our participation.

Our management will analyze the business opportunities; however, our sole officer is not a professional business analyst.  (See Part III, Item 10, below.)  Our President has had no experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering.  Due to his lack of experience with mergers and acquisitions, he may rely on principal stockholders or associates, or promoters or their affiliates to assist in the investigation and selection of business opportunities.

Certain conflicts of interest exist or may develop between the Company and our executive officer. He has other business interests to which he currently devotes attention, which includes his primary employment, (See Part III, Item 10, below.)   Our President may be expected to continue to devote his attention to these other business interests although management time should be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to us.

A decision to participate in a specific business opportunity may be made upon analysis of:

•

the quality of the business opportunity’s management and personnel,

•

the anticipated acceptability of its new products or marketing concept,

•

the merit of its technological changes,

•

the perceived benefit that it will derive from becoming a publicly held entity, and

•

numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

No one factor described above will be controlling in the selection of a business opportunity.  Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.  Potential business opportunities may occur in many different industries and at various stages of development.  Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex.  Potential investors must recognize that because of our limited capital available for investigation and management’s limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to substantially shift marketing approaches, significantly expand operations, change product emphasis, change or substantially augment management, or make other changes.  We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for, the implementation of required changes.

Form of Acquisition

We cannot predict the manner in which we may participate in a business opportunity.  Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity.  The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength.  Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements.  We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization.  We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction.  As part of such a transaction, our existing director may resign and new directors may be appointed without any vote by our stockholders.

We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a) (1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity.  If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in that circumstance retain 20% or less of the total issued and outstanding shares of the surviving entity.  Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those persons who were our stockholders prior to such reorganization.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders.  In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities.  The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders.  Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty.  Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to the Company.  Also, substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $200,000 or more.  These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them.  Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us, and accordingly, may also present a conflict of interest for such individuals.  We have no present arrangements or understandings respecting any of these types of fees or opportunities and we have not adopted any procedures or policies for the review, approval or ratification of related party transactions.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation might not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations.  This is commonly referred to as a “back door registration.”  A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise.  This type of event requires the successor company to file a current report with the SEC which provides the same kind of information about the company to be acquired that would appear in a registration statement, including audited and pro forma financial statements.  This regulation may eliminate many of the perceived advantages of these types of transactions.   Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report.

Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the company to be acquired.

In addition, regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of Form S-8 to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company.  This prohibition could further restrict opportunities for the Company to acquire companies that may already have stock option plans in place that cover numerous employees.  In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense costs that are normally avoided by “back door” registrations.

Competition

We expect to encounter substantial competition in our effort to locate attractive business opportunities.  Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities.  We also will experience competition from other reporting development stage companies, many of which may have more funds available for such transactions.

Effect of Existing or Probable Governmental Regulations on Business

The SEC is currently formulating rules and regulations required by the Dodd-Frank Wall Street Reform and Consumer Protection Act that became effective July 21, 2010.  This Act has changed legal requirements for the purchase and sale of securities and has authorized the SEC to propose new regulations to satisfy the requirements of this Act.  As of the date of this report, the SEC is moving forward with new rule proposals and as a reporting company we will be subject to any new regulations promulgated under the Securities Act or Exchange Act.

We are subject to the Sarbanes-Oxley Act of 2002.  This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors, of public companies and to strengthen auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

We are subject to the Exchange Act of 1934 and are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.  We are also subject to Section 14(a) of the Exchange Act which requires the Company to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to our stockholders at a special or annual meeting of stockholders or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14A; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

If we acquire a “non-reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the SEC that will require us to file a Current Report on Form 8-K that will include all information about such “non-reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 Registration Statement with the SEC.

Our securities are subject to open market trading restrictions because we are a shell company.  Under subparagraph (i) of Rule 144, no sales of “restricted securities” issued by the Company while we are a shell company can be publicly sold for at least one year from the date when we file the Form 10 information about any acquisition, reorganization or merger that results in the Company no longer being considered a shell company.   These restrictions may inhibit our ability to issue common stock in lieu of cash for services.

Research and Development and Environmental Compliance

During the year ended December 31, 2011, we have not spent any funds on research and development.  Nor have we recognized any costs related to compliance with environmental laws.

Employees

We currently have no employees.  Our management expects to confer with consultants, attorneys and accountants as necessary.  We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities.  We will determine the need for employees based upon a specific business opportunity, if any.

ITEM 1A.  RISK FACTORS

We have minimal assets and no source of revenue.

We have minimal assets and have had no revenues since inception.  We will not receive revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger.  We can provide no assurance that any selected or acquired business will produce any material revenues for the Company or our stockholders, or that any such business will operate on a profitable basis.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company.  This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by the Company or ever.

There can be no assurance that we will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.  We have not identified any particular industry or specific business within an industry for evaluation.  We cannot guarantee that we will be able to negotiate a business combination on favorable terms.  At the date of this filing, we have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with, or acquisition of, a private or public entity.  No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.

There is currently no trading market for our common stock, and liquidity of shares of our common stock is limited.

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction.  Our common stock is traded on the OTC Bulletin Board, but does not have an active trading market as of the date of this report.  Further, no active public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business or the Company files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”).  Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from, registration under the Securities Act and any other applicable federal or state securities laws or regulations.  Stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions; namely, common stock may not be sold in open market transactions until one year after:

(i)   the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the Company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and

(ii)   the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter, and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock.

Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

ITEM 2.  PROPERTIES

We do not currently own or lease any property.  Until we pursue a viable business opportunity and recognize income we will not seek office space.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings as of the date of this filing.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol “PGEC.”  There is currently no active trading market for our shares of common stock. Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger.  In any event, no assurance can be given that any market for our common stock will develop or be maintained.

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	2011		2010
Fiscal Quarter Ended	High	Low	High	Low
March 31 June 30 September 30 December 31	0.52 0.75 0.65 0.20	0.52 0.75 0.65 0.20	$ 0.25 0.25 0.0475 1.01	$ 0.25 0.0475 0.0475 0.0475

In addition to the open market trading restrictions because we are a shell company, our shares of common stock are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule.  The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.  Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security.  Accredited investors, in general, include individuals with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors.  The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security.  Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

We had 92 stockholders of record of our common stock as of March 15, 2012; not including an indeterminate number of shareholders who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities

None.

Issuer Purchase of Securities

None.

Transfer Agent

Our Board decided to change our transfer agent and on September 12, 2011, the Company appointed and engaged Standard Registrar & Transfer Co., Inc., located in Draper, Utah, as the Company’s new transfer agent.

Resale Limitations

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock cannot be publicly resold under Rule 144.  Any “restricted securities” issued by the Company while we are a shell company cannot be publicly sold for at least one year from the date when we file the Form 10 information about any acquisition, reorganization or merger that results in the Company no longer being considered a shell company.  In addition we must have filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months.

Until these requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.”  That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, regardless of its availability; and such resales may be limited to our non-affiliates. It is the position of the SEC that the Section 4(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years.  At December 31, 2011, we had $71 cash and had total liabilities of $135,418.  Historically we have relied upon management to provide funding for our operations and we are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

Our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

If we obtain a business opportunity, then it may be necessary to raise additional capital.  We likely will sell our common stock to raise this additional capital.  We anticipate that we would issue such stock pursuant to exemptions to the registration requirements provided by federal and state securities laws.  The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions to the registration requirements of the Securities Act.  We do not currently intend to make a public offering of our stock.  We also note that if we issue more shares of our common stock, then our stockholders may experience dilution in the value per share of their common stock.

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs.  During the years ended December 31, 2011 and 2010, we have relied on loans totaling $5,520 and $5,400, respectively, from our former President to fund our operations.  Mr. Cluff sold his interest in the Company and his note on September 28, 2011 and as of December 31, 2011 we owe the purchaser of Mr. Cluff’s note an aggregate of $93,962 (See Item 13, below).  During 2011 we also borrowed an additional $19,000 from a shareholder to fund operations.  We intend to obtain capital from management, significant stockholders and third parties to cover minimal operations; however, there is no assurance that additional funding will be available.  Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company.  The type of business opportunity with which we acquire or merge will affect our profitability for the long term.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports.  We believe we will be able to meet these costs through advances and loans provided by management, significant stockholders or third parties.  We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

At December 31, 2011, our cash decreased to $71 from $2,390 at December 31, 2010.  Our total liabilities also increased from $108,175 for 2010 to $135,418 for 2011.  The total liabilities primarily represent shareholder loans and accrued interest.  We did not record revenues in either year.  General and administrative expense increased from $27,529 for 2010 to $183,939 for 2011 and the 2011 amount includes $140,000 for consulting fees, $19,506 for professional fees and directors’ fees of $15,600 incurred during 2011.  Accordingly, our net loss increased from $33,636 for 2010 to $191,812 for 2011.

Commitments

During the year ended December 31, 2011, the Company borrowed $19,000 from First Equity Holdings Corp, a shareholder.  The note is unsecured, due on demand, and bears interest at 8% per annum.  Interest expense for the year ended December 31, 2011 totaled $499.  No payments on principle or interest have been made to date.

As of December 31, 2011 and 2010, the Company owed $93,962 and $88,442, respectively, to Whitney O. Cluff.  The accrued interest on these loans was $20,118 and $12,745, for the years ended December 31, 2011 and 2010, respectively.  These loans are due on demand and had interest imputed at an annual rate of 8%.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Financial Statements

December 31, 2011 and 2010

INDEX

Reports of Independent Registered Public Accounting Firms

14

Balance Sheets for December 31, 2011 and 2010

16

Statements of Operations for the years ended December 31, 2011 and 2010 and from re-activation on June 21, 2006  through December 31, 2010

17

Statements of Stockholders’ Equity from re-activation on June 21, 2006 through December 31, 2010

 18

Statements of Cash Flows for the years ended December 31, 2011 and 2010 and from re-activation on June 21, 2006  through December 31, 2010

19

Notes to the Financial Statements

20

SADLER, GIBB & ASSOCIATES, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Prestige Capital Corporation

We have audited the accompanying consolidated balance sheets of Prestige Capital Corporation (a development stage company) (the “Company”) as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Prestige Capital Corporation as of December 31, 2010 and for the cumulative period from re-activation on June 21, 2006 through December 31, 2010 were audited by other auditors whose report dated March 29, 2011, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the period from June 21, 2006 through December 31, 2010, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial stat0ements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Prestige Capital Corporation as of December 31, 2011 and the results of their operations and cash flows for the year then ended and for the cumulative period from re-activation on June 21, 2006 through December 31, 2011 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2011 and for the cumulative period from re-activation on June 21, 2006 through December 31, 2011. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 30, 2012

[Mantyla McReynolds Logo]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Prestige Capital Corporation

We have audited the accompanying balance sheet of Prestige Capital Corporation[a development stage company] as of December 31, 2010 and the related statements of operations, cash flows, and stockholders’ deficit for the year then ended and for the period from reactivation [June 21, 2006] through December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prestige Capital Corporation as of December 31, 2010, and the results of operations and cash flows for the year then ended, and for the period from reactivation [June 21, 2006] through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since its reactivation and has no revenue-generating activities.  These issues raise substantial doubt its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC
Salt Lake City, Utah
March 29, 2011

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS
Current Assets
Cash	$ 71	$ 2,390
Total Current Assets	71	2,390
Total Assets	$ 71	$ 2,390
Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current Liabilities
Accounts Payable	$ 1,839	$ 6,988
Accrued Interest – related party	20,617	12,745
Shareholder loans	93,962	88,442
Loan Payable - related party	19,000	-
Total Current Liabilities	135,418	108,175
Total Liabilities	135,418	108,175
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	-	-
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding at December 31, 2011 and 2,302,200 shares issued and outstanding at December 31, 2010	2,532	2,302
Additional Paid in Capital	547,677	385,657
Accumulated Retained Deficit	(383,749)	(383,749)
Deficit accumulated during the development stage	(301,807)	(109,995)
Total Stockholders' Deficit	(135,347)	(105,785)
Total Liabilities and Stockholders' Deficit	$ 71	$ 2,390

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Statements of Operations for the Year Ended December 31, 2011 and 2010

and for the Period from Reactivation [June 21, 2006] through December 31, 2011

	Year Ended December 31, 2011	Year Ended December 31, 2010	From Re-activation on June 21, 2006 to December 31, 2011

Revenues	$ -	$ -	$ -
Operating Expenses
General and administrative	183,939	27,529	278,432
Loss from Operations	(183,939)	(27,529)	(278,432)

Other Expenses
Related party interest expense	(7,873)	(6,107)	(23,881)
Related party interest income	-	-	506
Total other expense	(7,873)	(6,107)	(23,375)

Net Loss before income taxes	(191,812)	(33,636)	(301,807)
Income taxes	-	-	-

Net Loss	$ (191,812)	$ (33,636)	$ (301,807)

Basic and Diluted Loss Per Share	(0.08)	(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,405,462	2,302,200

The accompanying notes are an integral part of these financial statements.

Prestige Capital Corporation
(A Development Stage Company)
Statements of Stockholders' Deficit
From the Date of Reactivation [June 21, 2006] through December 31, 2011

					Deficit
					Accumulated
			Capital in		During the
	Common Stock		Excess of	Retained	Development
	Shares	Amount	Par Value	Deficit	Stage

Balance – June 21, 2006	1,936,000	$1,936	$364,657	$(383,749)	$-
Issuance of common stock for cash at approximately
$0.0205 per share, June 2006	1,220,000	1,220	23,780	-	-
Repurchase of common stock at $0.0005 per share	(853,800)	(854)	(3,415)	-	-
Imputed related party interest expense	-	-	635
Net (loss) for the period from June 22, 2006 to
December 31, 2006	-	-	-	-	(567)
Balance for the year ended December 31, 2006	2,302,200	2,302	385,657	(383,749)	(567)
Net (loss) for the year ended December 31, 2007	-	-	-	-	(23.255)
Balance - December 31, 2007	2,302,200	2,302	385,657	(383,749)	(23,822)
Net (loss) for the year ended December 31, 2008	-	-	-	-	(36,779)
Balance - December 31, 2008	2,302,200	2,302	385,657	(383,749)	(60,601)
Net (loss) for the year ended December 31, 2009	-	-	-	-	(15,758)
Balance - December 31, 2009	2,302,200	2,302	385,657	(383,749)	(73,359)
Net (loss) for the year ended December 31, 2010	-	-	-	-	(33,636)
Balance - December 31, 2010	2,302,200	2,302	385,657	(383,749)	(109,995)
Issuance of common stock for services at $0.52 per
share, March 2011	30,000	30	15,570	-	-
Issuance of common stock for consulting services
at $0.70 per share, August 2011	200,000	200	139,800	-	-
Contributed capital by officer, September 2011	-	-	6,650	-	-
Net (loss) for the year ended December 31, 2011	-	-	-	-	(191,812)
Balance – December 31, 2011	2,532,200	$2,532	$ 547,677	$(383,749)	$(301,807)

The accompanying notes are an integral part of these financial statements

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Statements of Cash Flows for Year Ended December 31, 2011 and 2010

and for the Period from Reactivation [June 21, 2006] through December 31, 2011

	Year Ended December 31, 2011	Year Ended December 31, 2010	From Reactivation on June 21, 2006 to December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (191,812)	$ (33,636)	$ (301,807)
Adjustments to reconcile Net Income
to net cash provided by operations:
Imputed related party interest expense	-	-	635
Common stock issued for services	155,600		155,600
Corporate expenses paid by shareholder	-	20,852	55,144
Changes in assets and liabilities
Increase in accounts payable	1,501	3,622	3,331
Increase in accrued interest	7,873	6,066	20,618
Net cash provided by Operating Activities	(26,839)	(3,096)	(66,479)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	24,520	5,400	57,819
Repayment of related party loans	-	-	(12,000)
Proceeds from issuance of common stock	-	-	25,000
Repurchase of common stock	-	-	(4,269)
Net cash provided by Financing Activities	24,520	5,400	66,550
Net Increase (Decrease) in Cash	(2,319)	2,304	71
Beginning Cash Balance	2,390	86	-
Ending Cash Balance	$ 71	$ 2,390	$ 71

Supplemental Disclosures
Cash paid for:
Interest expense	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Non-cash Investing and Financing Activities
Forgiveness of debt by shareholder	$ 6,650	$ -	$ 6,650

The accompanying notes are an integral part of these financial statements.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Audited Financial Statements

December 31, 2011 and 2010

NOTE 1 – ORGANIZATION

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

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company has realized net losses since reactivation on June 21, 2006 totaling $301,807.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The Company is currently in the development stage and has not realized significant sales through December 31, 2011. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Audited Financial Statements

December 31, 2011 and 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December31, 2011 and 2010.

Fair Value of Financial Instruments

The carrying amounts reported on the balance sheets for accounts payable and accrued interest approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amounts reported for notes payable approximate fair value because the underlying instruments are at interest rates, which approximate current market rates.

Stock-Based Compensation

The Company follows the provisions of ASC 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock based compensation.

Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is completed or a performance commitment date is reached, whichever is earlier.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

In July, 2006, the FASB issued ASC 740, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a return. ASC 740 provides guidance on the measurement, recognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. ASC 740 became effective as of January 1, 2007 and had no impact on the Company’s financial statements.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Audited Financial Statements

December 31, 2011 and 2010

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Basic and Diluted Net income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260 which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

For the years ended December 31, 2011 and 2010, all of the Company’s potentially dilutive securities (warrants, options, and convertible preferred stock) were excluded from the computation of diluted earnings per share as they were anti-dilutive.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08 to amend and simplify tests for goodwill impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04 to amend the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurement to (1) clarify the application of existing fair value measurement requirements and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The primary purpose of the amendments is to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. The amendments in ASU 2011-04 are to be applied prospectively for interim and annual periods beginning after December 15, 2011. Adoption of this new guidance is not expected to have a material impact on the Company’s financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Loans – A shareholder and officer of the Company has covered corporate expenses and loaned cash to the Company for which the Company is now indebted to this related party amounting to $93,962 and $88,442 as of December 31, 2011 and December 31, 2010, respectively.  No amounts were repaid to the shareholder during 2011 or 2010.  As of December 31, 2011 and December 31, 2010, the amount due to the shareholders for accrued interest was $20,118 and $12,745, respectively. The interest expense on the loans for the year ended December 31, 2011 was $7,373. The above-mentioned shareholder loans are due on demand and had interest imputed at an annual rate of 8%.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Audited Financial Statements

December 31, 2011 and 2010

NOTE 4 – RELATED PARTY TRANSACTIONS – continued

During the year ended December 31, 2011, the Company borrowed $19,000 from a related party.  The notes are unsecured, due on demand, and bear interest at 8% per annum.  Interest expense for the year ended December 31, 2011 totaled $499.  No payments on principle or interest have been made to date.

During the year ended December 31, 2011, a shareholder of the Company paid $6,650 of accounts payable on behalf of the Company.  This amount has been recorded as contributed capital.

NOTE 5 – STOCKHOLDERS' DEFICIT

On March 4, 2011, the Company issued 30,000 shares of common stock valued at $15,600 to three board members for services provided.  The shares were valued based on the market price of the stock on the date of issuance.

On August 5, 2011, the Company issued 100,000 shares of common stock valued at $70,000 as payment to an unrelated party for investment banking services rendered.  The shares were valued based on the market price of the stock on the date of issuance.

On August 15, 2011, the Company issued 100,000 shares of common stock valued at $70,000 as payment to an unrelated party for investor relations and management services rendered.  The shares were valued based on the market price of the stock on the date of issuance.

NOTE 6 - INCOME TAXES

At December 31, 2011, the Company has available unused net operating loss carryforwards of approximately $146,207, which may be applied against future taxable income and which expire in various years from 2021 through 2030. Due to a substantial change in the Company’s ownership during June 2006, there will be an annual limitation on the amount of previous net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $21,931 and $16,499 as of December 31, 2011 and 2010, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $5,432 during the year ended December 31, 2011.

Reconciliation between income taxes at the statutory rate and the actual income tax provision for continuing operations is as follows:

	2011	2010
Statutory rate (expense)	(15%)	(15%)
Tax effects of:
Valuation allowance	15%	15%
Reported provision for income taxes	0%	0%

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Audited Financial Statements

December 31, 2011 and 2010

NOTE 6 - INCOME TAXES - continued

Reconciliation of our unrecognized tax benefits for the years ending December 31, 2011 and 2010 is presented in the table below:

	For the Years Ended December 31,
	2011	2010
Beginning Balance	$ 0	$ 0
Additions based on tax positions related to current year	0	0
Additions for tax positions of prior years	0	0
Reductions for tax positions of prior years	0	0
Reductions in benefit due to income tax expense	0	0
Ending Balance	$ 0	$ 0

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of the accompanying balance sheets through the date the financial statements were available to be issued and did not identify any material subsequent events requiring adjustment to the accompanying financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

As reported in our Current Report on Form 8-K, on October 25, 2011, we dismissed Mantyla McReynolds, LLC, as our independent registered public accounting firm.  On October 25, 2011, the Company engaged Sadler, Gibb & Associates, LLC, as our independent registered public accounting firm.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC.  This information is accumulated to allow timely decisions regarding required disclosure.  Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were ineffective due to a control deficiency.  During the period covered by this report we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.  Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible to establish and maintain adequate internal control over financial reporting.   Our principal executive officer is responsible to design or supervise a process that provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The policies and procedures include:

•

maintenance of records in reasonable detail to accurately and fairly reflect the transactions and dispositions of assets,

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors, and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

For the year ended December 31, 2011, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting.  Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The biographical information of our director and executive officer is presented below.  Our bylaws require three directors who serve for terms of one year or until they are replaced by a qualified director.  We currently have two vacancies on our board of directors.  Our executive officers are chosen by our board of directors and serve at its discretion.

Name	Age	Position Held	Director Term
Joseph C. Cannella	42	Director and President	September 2011 until our next annual meeting.

Mr. Cannella’s professional experience includes over 15 years in managing and developing in the restaurant industry.  He is currently the owner and manager of Cannella’s Restaurant.  His primary business experience includes being a partner and executive with Premium Source Merchandising located in Los Angeles, California and he helped to build this business over a five year period from a start-up company to over $5 million in annual sales. Mr. Cannella’s management and business expertise will be a valuable component to our future success.  Mr. Cannella received a BBA in Marketing in 1991 from Loyola Marymount University, located in Los Angeles, California.

Mr. Cannella has not during the past ten years: (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  We believe the required reports for the year ended December 31, 2011 were timely filed.

Code of Ethics

We adopted a Code of Ethics for our principal executive and financial officers in 2007. Our Code of Ethics was filed as Exhibit 14 to our Annual Report for the year ended December 31, 2007.

Committees

We are a smaller reporting company with minimal operations and only one director and executive officer.  As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee.  Our sole director acts as our nominating and audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Cannella, did not receive any compensation from the Company during the year ended December 31, 2011 and he has not received any cash or non-cash compensation from us during the past two fiscal years.  In addition he has no outstanding equity awards at year end.

We have not entered into an employment contract with our executive officer and his compensation, if any, will be determined at the discretion of our board of directors.   In addition, we do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Compensation of Directors

We have no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments.  On March 4, 2011, in consideration and recognition of the contributions and valuable services of the Company’s board members, the board authorized the issuance to each of the three board members 10,000 shares of the Company’s restricted common stock, valued at $0.52, for an aggregate amount of 30,000 shares.  The following chart lists the compensation paid to our former directors during the year ended December 31, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Whitney O. Cluff	0	5,200	0	0	5,200
William Ledyard Mitchell III	0	5,200	0	0	5,200
John Kevin Bushnell	0	5,200	0	0	5,200

(1)

Value of stock awards granted are computed in accordance with FASB ASC Topic 718.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock.  We have not issued any shares of preferred stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based on 2,532,200 shares of common stock outstanding as of March 15, 2012.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Tryant, LLC (1) 1608 W 2225 S Woods Cross, UT 84067	520,000	20.54
Clair Olson 768 Gull Avenue Foster City, CA 94404	181,524	7.17
Jason Williams 544 S 50 W Farmington, UT 84025	172,524	6.81
(1) Mr. Daniel Drummond is the managing director of Tryant, LLC and these shares are considered beneficially controlled by Mr. Drummond.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Joseph C. Cannella	0	0
Directors and officers as a group	0	0

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

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

During the years ended December 31, 2011 and 2010, Whitney O. Cluff, our former President, Director and more than 10% shareholder, loaned the Company $5,520 and $5,400, respectively.  Mr. Cluff sold his interest in the Company and his note on September 28, 2011.  The Company has not repaid any of these loans.  As of December 31, 2011 and 2010, the amount due to the purchaser of Mr. Cluff’s note was $93,962 and $88,442, respectively. The accrued interest on these loans was $20,118 and $12,745, for the years ended December 31, 2011 and 2010, respectively.  These loans are due on demand and had interest imputed at an annual rate of 8%.   In addition, during the year ended December 31, 2011, a shareholder paid $6,650 in accounts payable on behalf of the Company and recorded the amount as contributed capital

On March 4, 2011 our board of directors awarded themselves shares of common stock inconsideration for their services to the Company.  Whitney O. Cluff, William L Mitchell III, and John K. Bushnell each were granted 10,000 shares valued at $5,200.

Director Independence

Our sole director is not an independent director as defined by NASDAQ Stock Market Rule 5605(a)(2).  This rule defines persons as “independent” who are neither officers nor employees of the company and have no relationships that, in the opinion of the board, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accounting firm, Sadler, Gibb & Associates, LLC in 2011 and Mantyla McReynolds in 2011 and 2010, in connection with the audit of our financial statements and other professional services.

	2011	2010
Audit fees	$ 7,910	$ 8, 871
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other three categories.

Pre-approval Policies

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance the scope and cost of the engagement of an auditor.  All services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)

Financial Statements

The audited financial statements of Prestige Capital Corporation are included in this report under Item 8 on pages 11 through 20.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3)

Exhibits

The following documents have been filed as part of this report.

 Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3(i) to Form 10-KSB, filed December 3, 1999)
3(i)(a)	Amended Articles of Incorporation (Incorporated by reference to exhibit 3(i)(a) to Form 10-KSB, filed April 15, 2008)
3(ii)	Bylaws (Incorporated by reference to exhibit 3(ii) to Form 10-KSB, filed December 3, 1999)
14.1	Code of Ethics (Incorporated by reference to exhibit 14.1 to Form 10-KSB, filed April 15, 2008)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

PRESTIGE CAPITAL CORPORATION

By:   /s/ Joseph C. Cannella

Joseph C. Cannella, President

Date:   March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Joseph C. Cannella

Joseph C. Cannella

             President and Director

             Principal Financial Officer

Date:  March 30, 2012

31