Form 10-Q
period 2012-03-31
PRESTIGE CAPITAL CORP
filed 2012-05-15
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of May 14, 2012 was 2,532,200.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Condensed Balance Sheets

3

Condensed Statements of Operations

4

Condensed Statements of Cash Flows

5

Notes to the Unaudited Condensed Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

9

Item 4.  Controls and Procedures

10

PART II – OTHER INFORMATION

Item 6.  Exhibits

10

Signatures

11

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Financial Statements

March 31, 2012

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$326	$71
Total Current Assets	326	71
Total Assets	$326	$71
Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current Liabilities
Accounts Payable	$3,425	$1,839
Accrued Interest	22,883	20,617
Shareholder loans	93,962	93,962
Loan Payable - related party	21,500	19,000
Total Current Liabilities	141,770	135,418
Total Liabilities	141,770	135,418
Stockholders' Equity (Deficit)
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	-	-
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding at March 31, 2012 and December 31, 2011	2,532	2,532
Additional Paid in Capital	547,677	547,677
Accumulated Retained Deficit	(383,749)	(383,749)
Deficit accumulated during the development stage	(307,904)	(301,807)
Total Stockholders' Equity (Deficit)	(141,444)	(135,347)
Total Liabilities and Stockholders' Equity	$326	$71

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

 (A Development Stage Company)

Condensed Statements of Operations for the Three Months Ended March 31, 2012 and 2011 and for the Period from Reactivation [June 21, 2006] through March 31, 2012

 (Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	From Re-activation on June 21, 2006 to March 31, 2012

Revenues	$-	$-	$-
Operating Expenses
General and Administrative	3,831	14,754	282,263
Loss from Operations	(3,831)	(14,754)	(282,263)

Non-Operating Expense
Related party interest expense	(2,266)	(1,750)	(26,147)
Related party interest income	-	-	506
Total Non-operating Expense	(2,266)	(1,750)	(25,641)

Net Loss before income taxes	(6,097)	(16,504)	(307,904)
Income taxes	-	-	-

Net Loss	$(6,097)	$(16,504)	$(307,904)

Basic and Diluted Loss Per Share	(0.00)	(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,312,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

 (A Development Stage Company)

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and for the Period from Reactivation [June 21, 2006] through March 31, 2012

 (Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	From Reactivation on June 21, 2006 to March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,097)	$(16,504)	$(307,904)
Adjustments to reconcile Net Income
to net cash provided by operations:
Imputed related party interest expense	-	-	635
Common stock issued for services	-	9,000	155,600
Corporate expenses paid by shareholder	-	325	55,144
Changes in assets and liabilities
Accounts payable	(1,586)	3,855	4,917
Accrued interest	2,266	1,750	22,884
Net cash used in Operating Activities	(2,245)	(1,574)	(68,724)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	2,500	-	60,319
Repayment of related party loans	-	-	(12,000)
Proceeds from issuance of common stock	-	-	25,000
Repurchase of common stock	-	-	(4,269)
Net cash provided by Financing Activities	2,500	-	69,050
Net Increase (Decrease) in Cash	255	(1,574)	326
Beginning Cash Balance	71	2,390	-
Ending Cash Balance	$326	$816	$326

Supplemental Disclosures
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

Non Cash Investing and Financing Activities
Forgiveness of debt by shareholder	$-	$-	$6,650

The accompanying notes are an integral part of these unaudited condensed financial statements.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

March 31, 2012 and December 31, 2011

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements as reported in its Form 10-K.  The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the operating results for the full year ended December 31, 2012.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company has realized net losses since reactivation on June 21, 2006 totaling $307,904.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The Company is currently in the development stage and has not realized significant sales through March 31, 2012. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

March 31, 2012 and December 31, 2011

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Loans – A shareholder and officer of the Company has covered corporate expenses and loaned cash to the Company for which the Company is now indebted to this related party amounting to $93,962 as of March 31, 2012 and December 31, 2011, respectively.  No amounts were repaid to the shareholder.  As of March 31, 2012 and December 31, 2011, the amount due to the shareholder for accrued interest was $21,086 and $20,118, respectively. The interest expense on the loans for the three months ended March 31, 2012 was $1,874. The above mentioned shareholder loans are due on demand and had interest imputed at an annual rate of 8%.

During the three months ended March 31, 2012, the Company borrowed $2,500 from a related party.  The Company is also indebted to this lender $19,000 for loans during the fiscal year ended December 31, 2011.  The notes are unsecured, due on demand, and bear interest at 8% per annum.  Interest expense for the three months ended March 31, 2012 totaled $391.  No payments on principle or interest have been made to date.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues since our reactivation on June 21, 2006.  At March 31, 2012 we had $326 in cash and total liabilities of $141,770.  We are dependent upon financing to continue basic operations.  Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Management anticipates that the struggling global economy will restrict the cash available for such transactions and will restrict the number of business opportunities available to us.  There can be no assurance in the current economy that we will be able to acquire an interest in an operating company.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs.  During the past two fiscal years we have relied on loans to fund our operations and during the three month period ended March 31, 2012 we borrowed an additional $2,500 from a shareholder who had also loaned us $19,000 during 2011.   During the 2010 and 2011 years we relied on loans totaling $5,520 and $5,400, respectively, from our former President, Whitney O. Cluff, to fund our operations.  Mr. Cluff sold his interest in the Company and his note on September 28, 2011 and as of December 31, 2011 we owe the purchaser of Mr. Cluff’s note an aggregate of $93,962.  The above mentioned loans are due on demand and had interest imputed at an annual rate of 8%.

At March 31, 2012, our cash increased to $326 from $71 at December 31, 2011.  Our total liabilities also increased from $135,418 at December 31, 2011 to $141,770 at March 31, 2012.  The total liabilities primarily represent related party loans and accrued interest.

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

Results of Operations

We did not record revenues in either of the three month periods ended March 31, 2012 or 2011 (“first quarter”). General and administrative expense decreased from $14,754 for the 2011 first quarter compared to $3,831 for 2012 first quarter primarily as a result of recognition of equity compensation valued at $9,000 for directors’ fees in March 2011.  Accordingly, our net loss decreased from $16,504 for the 2011 first quarter compared to $6,097 for the 2012 first quarter.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3(i) to Form 10-KSB, filed December 3, 1999)
3(i)(a)	Amended Articles of Incorporation (Incorporated by reference to exhibit 3(i)(a) to Form 10-KSB, filed April 15, 2008)
3(ii)	Bylaws (Incorporated by reference to exhibit 3(ii) to Form 10-KSB, filed December 3, 1999)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document

Part II Exhibits

No.	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2012	PRESTIGE CAPITAL CORPORATION By: /s/ Joseph C. Cannella Joseph C. Cannella President and Director Principal Financial Officer

11