Form 10-Q
period 2012-06-30
PRESTIGE CAPITAL CORP
filed 2012-08-06
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of July 30, 2012 was 2,532,200.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

Condensed Balance Sheets

3

Condensed Statements of Operations

4

Condensed Statements of Cash Flows

5

Notes to the Condensed Financial Statements

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

10

Item 4.  Controls and Procedures

10

PART II – OTHER INFORMATION

Item 6.  Exhibits

10

Signatures

11

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Condensed Financial Statements

June 30, 2012

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Condensed Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$1,361	$71
Total Current Assets	1,361	71
Total Assets	$1,361	$71
Liabilities and Stockholders' Deficit
Liabilities
Current Liabilities
Accounts payable	$-	$1,839
Accounts payable – related party	4,800	-
Accrued interest	25,246	20,617
Loan payable - related party	121,462	112,962
Total Current Liabilities	151,508	135,418
Total Liabilities	151,508	135,418
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	-	-
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding at June 30, 2012 and December 31, 2011	2,532	2,532
Additional Paid in Capital	547,677	547,677
Accumulated Retained Deficit	(383,749)	(383,749)
Deficit accumulated during the development stage	(316,607)	(301,807)
Total Stockholders' Deficit	(150,147)	(135,347)
Total Liabilities and Stockholders' Deficit	$1,361	$71

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

 (A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	From Re-activation on June 21, 2006 to June 30, 2012

Revenues	$-	$-	$-	$-	$-
Operating Expenses
General and Administrative	6,340	14,039	10,171	28,794	288,603
Loss from Operations	(6,340)	(14,039)	(10,171)	(28,794)	(288,603)

Non-Operating Expense
Related party interest expense	(2,363)	(1,834)	(4,629)	(3,584)	(28,510)
Related party interest income	-	-	-	-	506
Total non-operating expense	(2,363)	(1,834)	(4,629)	(3,584)	(28,004)

Net Loss before income taxes	(8,703)	(15,873)	(14,800)	(32,378)	(316,607)
Income taxes	-	-	-	-	-

Net Loss	$(8,703)	$(15,873)	$(14,800)	$(32,378)	$(316,607)

Basic and Diluted Loss Per Share	(0.00)	(0.01)	(0.01)	(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,332,200	2,532,200	2,332,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

 (A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	From Reactivation on June 21, 2006 to June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(14,800)	$(32,378)	$(316,607)
Adjustments to reconcile Net Income
to net cash provided by operations:
Imputed related party interest expense	-	-	635
Common stock issued for services	-	9,000	155,600
Corporate expenses paid by shareholder	-	5,520	55,144
Changes in assets and liabilities
Increase in receivables	-	(130)	-
Increase in accounts payable	2,961	12,014	6,292
Increase in accrued interest	4,629	3,584	25,247
Net cash used in Operating Activities	(7,210)	(2,390)	(73,689)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	8,500	-	66,319
Repayment of related party loans	-	-	(12,000)
Proceeds from issuance of common stock	-	-	25,000
Repurchase of common stock	-	-	(4,269)
Net cash provided by Financing Activities	8,500	-	75,050
Net Increase (Decrease) in Cash	1,290	(2,390)	1,361
Beginning Cash Balance	71	2,390	-
Ending Cash Balance	$1,361	$-	$1,361

Supplemental Disclosures
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

Non Cash Investing and Financing Activities
Forgiveness of debt by shareholder	$-	$-	$6,650

The accompanying notes are an integral part of these unaudited condensed financial statements.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Condensed Financial Statements

June 30, 2012 and December 31, 2011

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements as reported in its Form 10-K. The results of operations for the six-month period ended June 30, 2012 are not necessarily indicative of the operating results for the full year ended December 31, 2012.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company has realized net losses since reactivation on June 21, 2006 totaling $316,607.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The Company is currently in the development stage and has not realized significant sales through June 30, 2012. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Condensed Financial Statements

June 30, 2012 and December 31, 2011

(Unaudited)

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

Subsequent Events

The Company’s management reviewed all material events through the date of this filing and has determined that there are no material subsequent events to report.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012, the Company incurred expenses of $4,800 to a shareholder for services provided to the Company. These expenses have been accrued Accounts payable – related party.

At December 31, 2010, multiple related parties had covered corporate expenses and loaned cash to the Company for a balance of $88,442.  During the year ended December 31, 2011, related parties loaned an additional $19,000 for operating expenses that have been accrued in Loans payable – related parties in the amount of $112,962 at December 31, 2011.  During the six months ended June 30, 2012, a related party advanced an additional $8,500 to the Company for operating expenses that have been accrued in Loans payable – related parties in the amount of $121,462 at June 30, 2012.

These advances and expenses paid for on behalf of the Company are due on demand and accrue interest at an annual rate of 8%.  Interest expense during the six months ended June 30, 2012 and the year ended December 31, 2011 was $4,629 and $20,118, respectively which have been accrued in Accrued interest – related party in the amount of $25,242 and $20,617, respectively.

In this report references to “Prestige,” “the Company,” “we,” “us,” and “our” refer to Prestige Capital Corporation.

FORWARD LOOKING STATEMENTS

The U. S. Securities and Exchange Commission (“SEC”) encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions.  This report contains these types of statements.  Words such as “may,” “expect,” “believe,” “intend,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues since our reactivation on June 21, 2006.  At June 30, 2012, we had $1,361 in cash and total liabilities of $151,508 and we are dependent upon financing to continue basic operations.  The Company intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

As of the date of this report, we have not had any discussions with any representative of any other entity regarding a business combination with us.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although we will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We anticipate that the selection of a business opportunity will be complex and extremely risky.  Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of securities.  Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We anticipate that the struggling global economy will restrict the cash available for such transactions and will restrict the number of business opportunities available to us.  There can be no assurance in the current economy that we will be able to acquire an interest in an operating company.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs.  During the past two fiscal years we have relied on loans in the amount of $112,962 from multiple related parties to fund our operations and during the six month period ended June 30, 2012 we borrowed an additional $8,500 from a shareholder.  The above mentioned loans are due on demand and had interest imputed at an annual rate of 8%.

At June 30, 2012, our cash increased to $1,361 from $71 at December 31, 2011 as a result of additional loans.  Our total liabilities also increased from $135,418 at December 31, 2011 to $151,508 at June 30, 2012 primarily due to additional related party loans and accrued interest.

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

Results of Operations

We did not record revenues in the three and six month periods ended June 30, 2012 or 2011.  General and administrative expense decreased from $14,039 for the 2011 second quarter compared to $6,340 for 2012 second quarter and decreased from $28,794 for the 2011 six month period compared to $10,171 for 2012 six month period. The decrease for the 2012 interim periods reflects the recognition of equity compensation during the 2011 interim periods valued at $9,000 for directors’ fees paid in March 2011.

Total non-operating expense increased in the 2012 interim periods due to interest expense related to loans.

Accordingly, our net loss decreased from $15,873 for the 2011 second quarter compared to $8,703 for the 2012 second quarter and decreased from $32,378 in the 2011 six month period to $14,800 for the 2012 six month period.  Management expects net losses to continue until we acquire or merge with a business opportunity.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3(i) to Form 10-KSB, filed December 3, 1999)
3(i)(a)	Amended Articles of Incorporation (Incorporated by reference to exhibit 3(i)(a) to Form 10-KSB, filed April 15, 2008)
3(ii)	Bylaws (Incorporated by reference to exhibit 3(ii) to Form 10-KSB, filed December 3, 1999)

Part II Exhibits- continued

No.	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2012	PRESTIGE CAPITAL CORPORATION By: /s/Joseph C. Cannella Joseph C. Cannella President and Director Principal Financial Officer

11