Form 10-Q
period 2012-09-30
PRESTIGE CAPITAL CORP
filed 2012-11-14
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]   No [  ]     The registrant does not have a Web site.

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

Yes [X]   No [  ]

The number of shares outstanding of the registrant’s common stock as of November 1, 2012 was 2,532,200.

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

6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

10

Item 4.  Controls and Procedures

10

PART II – OTHER INFORMATION

Item 6.  Exhibits

10

Signatures

11

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Condensed Financial Statements

September 30, 2012

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$552	$71
Total Current Assets	552	71
Total Assets	$552	$71
Liabilities and Stockholders' Deficit
Liabilities
Current Liabilities
Accounts payable	$890	$1,839
Accounts payable – related party	9,600	-
Accrued interest	27,696	20,617
Loan payable - related party	121,462	112,962
Total Current Liabilities	159,648	135,418
Total Liabilities	159,648	135,418
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	-	-
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding at September 30, 2012 and December 31, 2011	2,532	2,532
Additional Paid in Capital	547,677	547,677
Accumulated deficit prior to re-activation	(383,749)	(383,749)
Deficit accumulated during the development stage	(325,556)	(301,807)
Total Stockholders' Deficit	(159,096)	(135,347)
Total Liabilities and Stockholders' Deficit	$552	$71

The accompanying notes are an integral part of these condensed financial statements.

PRESTIGE CAPITAL CORPORATION

 (A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended Sept. 30, 2012	Three Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2012	Nine Months Ended Sept. 30, 2011	From Re-activation on June 21, 2006 to Sept. 30, 2012

Revenues	$-	$-	$-	$-	$-
Operating Expenses
General and Administrative	6,499	153,301	16,670	182,095	295,102
Loss from Operations	(6,499)	(153,301)	(16,670)	(182,095)	(295,102)

Non-Operating Income (Expense)
Related party interest expense	(2,450)	(2,011)	(7,079)	(5,595)	(30,960)
Related party interest income	-	-	-	-	506
Total non-operating expense	(2,450)	(2,011)	(7,079)	(5,595)	(30,454)

Net Loss before income taxes	(8,949)	(155,312)	(23,749)	(187,690)	(325,556)
Income taxes	-	-	-	-	-

Net Loss	$(8,949)	$(155,312)	$(23,749)	$(187,690)	$(325,556)

Basic and Diluted Loss Per Share	(0.00)	(0.06)	(0.01)	(0.08)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,414,088	2,532,200	2,362,662

The accompanying notes are an integral part of these condensed financial statements.

PRESTIGE CAPITAL CORPORATION

 (A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	From Re-activation on June 21, 2006 to September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(23,749)	$(187,690)	$(325,556)
Adjustments to reconcile Net Income
to net cash provided by operations:
Imputed related party interest expense	-	-	635
Common stock issued for services	-	155,600	155,600
Corporate expenses paid by shareholder	-	-	55,144
Changes in assets and liabilities
Increase (decrease) in accounts payable – related party	9,600	(338)	12,931
Decrease in accounts payable	(949)	-	(949)
Increase in accrued interest	7,079	5,595	27,697
Net cash used in Operating Activities	(8,019)	(26,833)	(74,498)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	8,500	24,520	66,319
Repayment of related party loans	-	-	(12,000)
Proceeds from issuance of common stock	-	-	25,000
Repurchase of common stock	-	-	(4,269)
Net cash provided by Financing Activities	8,500	24,520	75,050
Net Increase (Decrease) in Cash	481	(2,313)	552
Beginning Cash Balance	71	2,390	-
Ending Cash Balance	$552	$77	$552

Supplemental Disclosures
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

Non Cash Investing and Financing Activities
Forgiveness of debt by shareholder	$-	$-	$6,650

The accompanying notes are an integral part of these condensed financial statements.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Condensed Financial Statements

September 30, 2012 and December 31, 2011

(Unaudited)

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements as reported in its Form 10.  The results of operations for the nine-month period ended September 30, 2012 are not necessarily indicative of the operating results for the full year ended December 31, 2012.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company has realized net losses since reactivation on June 21, 2006 totaling $325,556.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The Company is currently in the development stage and has not realized significant sales through September 30, 2012. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Condensed Financial Statements

September 30, 2012 and December 31, 2011

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months September 30, 2012, the Company incurred expenses of $9,600 to a shareholder for services provided to the Company. These expenses have been accrued Accounts payable – related party.

At December 31, 2010, multiple related parties had covered corporate expenses and loaned cash to the Company for a balance of $88,442. During the year ended December 31, 2011, related parties loaned an additional $19,000 for operating expenses that have been accrued in Loans payable – related parties in the amount of $112,962 at December 31, 2011. During the nine months ended September 30, 2012, a related party advanced an additional $8,500 to the Company for operating expenses that have been accrued in Loans payable – related parties in the amount of $121,462 at September 30, 2012.

These advances and expenses paid for on behalf of the Company are due on demand and accrue interest at an annual rate of 8%.  Interest expense during the nine months ended September 30, 2012 and the year ended December 31, 2011 was $7,079 and $20,118, respectively which have been accrued in Accrued interest – related party in the amount of $27,696 and $20,617, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues since our reactivation on June 21, 2006.  At September 30, 2012, we had $552 in cash and total liabilities of $159,648 and we are dependent upon financing to continue basic operations.  The Company intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future.  These factors raise doubt as to our ability to continue as a going concern.  Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations and we have not established an ongoing source of revenue sufficient to cover our operating costs.  During the past two fiscal years we have relied on loans in the amount of $112,962 from multiple related parties to fund our operations and during the nine month period ended September 30, 2012 we borrowed an additional $8,500 from a shareholder.  The above mentioned loans are due on demand and had interest imputed at an annual rate of 8%.

At September 30, 2012, our cash increased to $552 from $71 at December 31, 2011 as a result of additional loans. Our total liabilities also increased from $135,418 at December 31, 2011 to $159,648 at September 30, 2012 primarily due to additional related party loans and accrued interest.

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

Results of Operations

We did not record revenues in the three and nine month periods ended September 30, 2012 or 2011.  General and administrative expense decreased from $153,301 for the 2011 third quarter to $6,499 for the 2012 third quarter and decreased from $182,095 for the 2011 nine month period to $16,670 for the 2012 nine month period.  The decrease for the 2012 interim periods reflects the recognition of $140,000 for consulting fees, $19,506 for professional fees and $15,600 for directors’ fees during the 2011 interim periods.

Total non-operating expense increased in the 2012 interim periods due to interest expense related to loans.

Accordingly, our net loss decreased from $155,312 for the 2011 third quarter to $8,949 for the 2012 third quarter and decreased from $187,690 in the 2011 nine month period to $23,749 for the 2012 nine month period.  Management expects net losses to continue until we acquire or merge with a business opportunity.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 13, 2012	PRESTIGE CAPITAL CORPORATION By: /s/ Joseph C. Cannella Joseph C. Cannella President and Director Principal Financial Officer

11