Form 10-K
period 2012-12-31
PRESTIGE CAPITAL CORP
filed 2013-03-20
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Yes☐ No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes☐ No☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☑ No☐   The registrant does not have a Web site.

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filed ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☑ No☐

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of March 12, 2013, was 2,532,200.

Documents incorporated by reference: None

In this annual report references to “Prestige,” “we,” “us,” “our” and “the Company” refer to Prestige Capital Corporation

FORWARD LOOKING STATEMENTS

The U. S. Securities and Exchange Commission (“SEC”) encourages companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as “may,” “expect,” “believe,” “anticipate,” “estimate,” “project,” or “continue” or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this report, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. We have elected to use the extended transition period and therefore our financial statements may not be comparable to companies that comply with public company accounting standard effective dates.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

For more details regarding this exemption, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” below.

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

The current economy creates more challenges for the success of our business plan. With the general lack of investor confidence and the uncertainty related to the future global economy, management believes that equity investments and transactions may be less attractive then they have been in the past. However, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of “going public.” But if the global economy fails to grow, then it is very possible that there would be little or no economic value for another company to enter into a transaction with Prestige.

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

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed may result in a loss to the Company. Also, fees may be paid in connection with the completion of all types of acquisitions, reorganizations or mergers. These fees are usually used to pay legal costs, accounting costs, finder’s fees, consultant’s fees and other related expenses. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by us. We have no present arrangements or understandings respecting any of these types of fees.

Significant stockholders may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. We have not adopted any procedures or policies for the review, approval or ratification of any related party transactions.

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

We are subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board, the Public Companies Accounting and Oversight Board, to oversee the conduct of auditors, of public companies and to strengthen auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2012, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

Employees

We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon a specific business opportunity, if any.

ITEM 1A. RISK FACTORS

Our auditors have issued a going concern opinion.

At December 31, 2012, we had negative working capital of $168,495, had not generated revenues and had accumulated losses of $334,954 since inception. Our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

Holders

According to our transfer agent, Standard Registrar & Transfer Co., Inc., located in Draper, Utah, we had 92 stockholders of record of our common stock as of March 12, 2013; not including an indeterminate number of shareholders who may hold shares in “street name.”

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues for the past two fiscal years. At December 31, 2012, we had $93 cash and had total liabilities of $168,588. Historically we have relied upon management to provide funding for our operations and we are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Management anticipates that the weakened global economy will restrict the number of business opportunities available to us and will restrict the cash available for such transactions. There can be no assurance in the current economy that we will be able to acquire an interest in an operating company.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. During the year ended December 31, 2011, we relied on $5,520 in loans from our former President to fund our operations. During 2011 nand 2012 we also borrowed an additional $27,500 from a shareholder to fund operations. We intend to obtain capital from management, significant stockholders and third parties to cover minimal operations; however, there is no assurance that additional funding will be available. Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company. The type of business opportunity with which we acquire or merge will affect our profitability for the long term.

At December 31, 2012, our cash increased to $93 from $71 at December 31, 2011. Our total liabilities also increased from $135,418 at December 31, 2011 to $168,588 at December 31, 2012 primarily due to additional related party loans, accounts payable paid on our behalf by related parties and accrued interest.

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

Results of Operations

We did not record revenues in either 2011 or 2012. General and administrative expense decreased from $183,939 for 2011 to $23,619 for 2012. The decrease for 2012 reflects lower fees in 2012 compared to consulting fees of $140,000, professional fees of $19,506 and directors’ fees of $15,600 recorded during 2011.

Total non-operating expense increased from 2011 to 2012 due to interest expense related to loans.

Accordingly, our net loss decreased from $191,812 for 2011 to $33,147 for 2012. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments

During the year ended December 31, 2011, the Company borrowed $19,000 from First Equity Holdings Corp, a stockholder and in 2012 we borrowed an additional $8,500 from this stockholder for a total of $27,500. This note is unsecured, due on demand, and bears interest at 8% per annum. Interest expense for the year ended December 31, 2012 totaled $2,489. No payments for principle or interest have been made to date for this loan. In addition First Equity Holdings Corp. provided or paid on our behalf professional services in the amount of $14,000.

During 2011 the Company owed $93,962 to Whitney O. Cluff, our former President (See Item 13, below). Mr. Cluff sold this loan to third parties in 2011. The accrued interest on this loan is $27,666 at December 31, 2012. This loan is due on demand and has interest imputed at an annual rate of 8%.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an “emerging growth company” under the recently enacted JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•	Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”

•	Obtain shareholder approval of any golden parachute payments not previously approved; and

•	Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executives compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Financial Statements

December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders Prestige Capital Corporation

We have audited the accompanying balance sheet of Prestige Capital Corporation (a development stage company) (the “Company”) as of December 31, 2012 and the related statements of operations, stockholders’ equity, and cash flows for the year ended. Prestige Capital Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Prestige Capital as of December 31, 2011 and for the cumulative period from reactivation on June 21, 2006 through December 31, 2011 were audited by other auditors whose report dated March 30, 2012, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the period from June 21, 2006 through December 31, 2011, is based solely on the report of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prestige Capital Corporation as of December 31, 2012, and the results of its operations and its cash flows for year ended and for the cumulative period from re-activation on June 21, 2006 through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company is in the development stage, has not earned significant revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2012 and for the cumulative period from re-activation on June 21, 2006 through December 31, 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Schaumburg, Illinois
March 19, 2013,

1107 Brunswick Harbor

Schaumburg, IL 60193

630.277.2330

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Prestige Capital Corporation

We have audited the accompanying balance sheets of Prestige Capital Corporation (a development stage company) (the “Company”) as of December 31, 2011 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Prestige Capital Corporation as of December 31, 2010 and for the cumulative period from re-activation on June 21, 2006 through December 31, 2010 were audited by other auditors whose report dated March 29, 2011, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the period from June 21, 2006 through December 31, 2010, is based solely on the report of the other auditors.

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

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 30, 2012

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$93	$71
Total Current Assets	93	71
Total Assets	$93	$71
Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current Liabilities
Accounts Payable	$2,580	$1,839
Accounts Payable – related party	14,400	—
Accrued Interest	30,146	20,617
Loan Payable - related party	121,462	112,962
Total Current Liabilities	168,588	135,418
Total Liabilities	168,588	135,418
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding at December 31, 2012 and 2,532,200 shares issued and outstanding at December 31, 2011	2,532	2,532
Additional Paid in Capital	547,677	547,677
Accumulated Retained Deficit	(383,749)	(383,749)
Deficit accumulated during the development stage	(334,955)	(301,807)
Total Stockholders' Deficit	168,495	(135,347)
Total Liabilities and Stockholders' Deficit	$93	$71

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Statements of Operations for the Year Ended December 31, 2012 and 2011

and for the Period from Reactivation [June 21, 2006] through December 31, 2012

	Year ended December 31, 2012	Year Ended December 31, 2011	From Re-activation on June 21, 2006 to December 31, 2012
Revenues	$-	$-	$-
Operating Expenses
General and administrative	23,619	183,939	302,051
Loss from Operations	(23,619)	(183,939)	(302,051)

Other Expenses
Related party interest expense	(9,528)	(7,873)	(33,409)
Related party interest income	—	—	506
Total other expense	(9,528)	(7,873)	(32,903)

Net Loss before income taxes	(33,147)	(191,812)	(334,954)
Income taxes	—	—	—

Net Loss	$(33,147)	$(191,812)	$(334,954)

Basic and Diluted Loss Per Share	(0.01)	(0.08)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,405,462

The accompanying notes are an integral part of these financial statements.

Prestige Capital Corporation
(A Development Stage Company)
Statements of Stockholders' Deficit
From the Date of Reactivation [June 21, 2006] through December 31, 2012

	Common Stock, Shares	Common Stock, Amount	Capital in Excess of Par Value	Retained Deficit	Deficit Accumulated During the Development Stage
Balance-June 21, 2006	1,936,000	$1,936	$364,657	$(383,749)	$—
Issuance of common stock for cash at approximately $0.0205 per share, June 2006	1,220,000	1,220	23,780	—	—
Repurchase of common stock at $0.0005 per share	(853,800)	(854)	(3,415)
Imputed related party interest expense	—	—	635	—	—
Net (loss) for the period from June 22, 2006 to December 31, 2006	—	—	—	—	(567)
Balance for the year ended December 31, 2006	2,302,200	2,302	385,657	(383,749)	(567)
Net (loss) for the year ended December 31, 2007	—	—	—	—	(23,255)
Balance -December 31, 2007	2,302,200	2,302	385,657	(383,749)	(23,822)
Net (loss) for the year ended December 31, 2008	—	—	—	—	(36,779)
Balance-December 31, 2008	2,302,200	2,302	385,657	(383,749)	(60,601)
Net (loss) for the year ended December 31, 2009	—	—	—	—	(15,758)
Balance-December 31, 2009	2,302,200	2,302	385,657	(383,749)	(73,359)
Net (loss) for the year ended December 31, 2010	—	—	—	—	(33,636)
Balance-December 31, 2010	2,302,200	2,302	385,657	(383,749)	(109,995)
Issuance of common stock for services at $0.52 per share, March 2011	30,000	30	15,570	—	—
Issuance of common stock for consulting services at $0.70 per share, August 2011	200,000	200	139,800	—	—
Contributed capital by officer, September 2011	—	—	6,650	—	—
Net(loss) for the year ended December 31, 2011	—	—	—	—	(191,812)
Balance-December 31, 2011	2,532,200	$2,532	$547,677	$(383,749)	$(301,807)
Net (loss) for the year ended December 31, 2012	—	—	—	—	(33,147)
Balance-December 31, 2012	2,532,200	$2,532	$547,677	$(383,749)	$(334,954)

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Statements of Cash Flows for Year Ended December 31, 2012 and 2011

and for the Period from Reactivation [June 21, 2006] through December 31, 2012

	Year Ended December 31, 2012	Year Ended December 31, 2011	From Reactivation on June 21, 2006 to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(33,147)	$(191,812)	$(334,954)
Adjustments to reconcile Net Income
to net cash provided by operations:
Imputed related party interest expense	—	—	635
Common stock issued for services	—	155,600	155,600
Corporate expenses paid by shareholder	—	—	55,144
Changes in assets and liabilities
Increase in accounts payable	15,141	1,501	18,472
Increase in accrued interest	9,528	7,872	30,146
Net cash provided by Operating Activities	(8,478)	(26,839)	(74,957)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	8,500	24,520	66,319
Repayment of related party loans	—	—	(12,000)
Proceeds from issuance of common stock	—	—	25,000
Repurchase of common stock	—	—	(4,269)
Net cash provided by Financing Activities	8,500	24,520	75,050
Net Increase (Decrease) in Cash	22	(2,319)	93
Beginning Cash Balance	71	2,390	—
Ending Cash Balance	$93	$71	$93
Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—
Non-cash Investing and Financing Activities
Forgiveness of debt by shareholder	$—	$6,650	$6,650

The accompanying notes are an integral part of these financial statements.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Audited Financial Statements

December 31, 2012 and 2011

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through December 31, 2012. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December31, 2012 and 2011.

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

For the years ended December 31, 2012 and 2011, all of the Company’s potentially dilutive securities (warrants, options, and convertible preferred stock) were excluded from the computation of diluted earnings per share as they were anti-dilutive.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Loans – A shareholder and officer of the Company has covered corporate expenses and loaned cash to the Company for which the Company is now indebted to this related party amounting to $93,962 as of December 31, 2012 and December 31, 2011.  No amounts were repaid to the shareholder.  As of December 31, 2012 and December 31, 2011, the amount due to the shareholders for accrued interest was $27,666 and $20,118. The interest expense on the loans for the year ended December 31, 2012 was $7,548. The above-mentioned shareholder loans are due on demand and had interest imputed at an annual rate of 8%.

During the year ended December 31, 2012 and December 2011, the Company borrowed $27,500 and $19,000 from a related party, respectively. The notes are unsecured, due on demand, and bear interest at 8% per annum. Accrued interest for the year ended December 31, 2012 and December 31, 2011 was $2,489 and $499, respectively. No payments on principle or interest have been made to date. Interest expense for the year ended December 31, 2012 was $1,980.

NOTE 4 – RELATED PARTY TRANSACTIONS – continued

As of the year ended December 31, 2012, the Company incurred $14,400 in professional expenses to a related party.

During the year ended December 31, 2011, a shareholder of the Company forgave $6,650 of accounts payable. This amount has been recorded as contributed capital.

NOTE 5 – EQUITY

On March 4, 2011, the Company issued 30,000 shares of common stock valued at $15,600 to three board members for services provided. The shares were valued based on the market price of the stock on the date of issuance.

On August 5, 2011, the Company issued 100,000 shares of common stock valued at $20,000 as payment to an unrelated party for investment banking services rendered. The shares were valued based on the market price of the stock on the date of issuance.

On August 15, 2011, the Company issued 100,000 shares of common stock valued at $20,000 as payment to an unrelated party for investor relations and management services rendered. The shares were valued based on the market price of the stock on the date of issuance.

NOTE 6 - INCOME TAXES

At December 31, 2012, the Company has available unused net operating loss carryforwards of approximately $179,354, which may be applied against future taxable income and which expire in various years from 2021 through 2030. Due to a substantial change in the Company’s ownership during June 2006, there will be an annual limitation on the amount of previous net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $26,903 and $21,931 as of December 31, 2012 and 2011, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $4,972 during the year ended December 31, 2012.

Reconciliation between income taxes at the statutory rate and the actual income tax provision for continuing operations is as follows:

	2012	2011
Statutory rate (expense)	(15%)	(15%)
Tax effects of:
Valuation allowance	15%	15%
Reported provision for income taxes	0%	0%

NOTE 6 - INCOME TAXES - continued

Reconciliation of our unrecognized tax benefits for the years ending December 31, 2012 and 2011 is presented in the table below:

	2012	2011
Beginning Balance	$ 0.00	$ 0.00
Additions based on tax positions related to the current year	0.00	0.00
Reductions for tax positions of prior years	0.00	0.00
Reductions due to expiration of statute of limitations	0.00	0.00
Settlements with taxing authorities	0.00	0.00
Ending Balance	$ 0.00	$ 0.00

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008 the Company adopted FASB ASC 820-10-50, “Fair Value Measurements”. This guidance defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures.  The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair measurement.

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

As reported in our Current Report on Form 8-K, on February 14, 2013, the Company dismissed Sadler, Gibb & Associates, LLC, Certified Public Accountants, as our independent registered public accounting firm and we engaged KLJ & Associates, LLP, as our independent registered public accounting firm.

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

For the year ended December 31, 2012, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Joseph C. Cannella	43	Director and President	September 2011 until our next annual meeting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2012.

Code of Ethics

We adopted a Code of Ethics for our principal executive and financial officers in 2007. Our Code of Ethics was filed as Exhibit 14 to our Annual Report for the year ended December 31, 2007.

Corporate Governance

We are a smaller reporting company with minimal operations and only one director and executive officer. As a result, we do not have a standing nominating committee for directors, nor do we have an audit committee with an audit committee financial expert serving on that committee. Our sole director acts as our nominating and audit committee.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Cannella, did not receive any compensation from the Company during the year ended December 31, 2012 and he has not received any cash or non-cash compensation from us during the past two fiscal years. In addition he has no outstanding equity awards at year end.

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

Compensation of Directors

We have no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. We did not pay any compensation to our directors during the year ended December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 2,532,200 shares of common stock outstanding as of March 12, 2013.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Tryant, LLC (1) 1608 W 2225 S Woods Cross, UT 84067	520,000	20.54

CERTAIN BENEFICIAL OWNERS - Continued
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

During the year ended December 31, 2011 Whitney O. Cluff, our former President, Director and more than 10% shareholder, loaned the Company $5,520 bringing the total amount he had loaned the Company to $93,962. The accrued interest on these loans was $20,118 for the year ended December 31, 2011. This loan was due on demand and had interest imputed at an annual rate of 8%. In addition, during the year ended December 31, 2011, Mr. Cluff forgave $6,650 of accounts payable he paid on behalf of the Company and we recorded the amount as contributed capital. On September 28, 2011 Mr. Cluff sold his interest in the Company and sold his note to two third parties.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accounting firms, KLJ & Associates, LLP for 2012 and Sadler, Gibb & Associates, LLC for 2011, in connection with the audit of our financial statements and other professional services.

	2012	2011
Audit fees	$ 5,000	$ 7,910
Audit-related fees	0	0
Tax fees	0	0
All other fees	$ 0	$ 0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of Prestige Capital Corporation are included in this report under Item 8 on pages 14 through 26.

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

PRESTIGE CAPITAL CORPORATION

Date: March 19, 2013	/s/ Joseph C. Cannella
By: Joseph C. Cannela
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 19, 2013	/s/ Joseph C. Cannella
By: Joseph C. Cannella
President, Director, and Principal Financial Officer

