Form 10-Q
period 2013-03-31
PRESTIGE CAPITAL CORP
filed 2013-05-09
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes☑ No ☐

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☑ No ☐

The number of shares outstanding of the registrant’s common stock as of April 19, 2013 was 2,532,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Condensed Financial Statements

March 31, 2013

(Unaudited)

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$129	$93
Total Current Assets	129	93
Total Assets	$129	$93
Liabilities and Stockholders' Deficit
Liabilities
Current Liabilities
Accounts payable	$111	$2,580
Accounts payable – related party	18,900	14,400
Accrued interest	32,630	30,146
Loan payable - related party	127,462	121,462
Total Current Liabilities	179,103	168,588
Total Liabilities	179,103	168,588
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding at March 31, 2013 and December 31, 2012	2,532	2,532
Additional Paid in Capital	547,677	547,677
Accumulated deficit prior to re-activation	(383,749)	(383,749)
Deficit accumulated during the development stage	(345,434)	(334,955)
Total Stockholders' Deficit	(178,974)	(168,495)
Total Liabilities and Stockholders' Deficit	$129	$93

The accompanying notes are an integral part of these condensed financial statements.

PRESTIGE CAPITAL CORPORATION (A Development Stage Company) Condensed Statements of Operations (Unaudited)
	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	From Re-activation on June 21, 2006 to March 31, 2013
Revenues	$--	$--	$--
Operating Expenses
General and Administrative	7,995	3,831	310,047
Loss from Operations	7,995	3,831	(310,047)
Non-Operating Income (Expense)
Related party interest expense	(2,484)	(2,266)	(35,893)
Related party interest income	--	--	506
Total non-operating expense	(2,484)	(2,266)	(35,387)
Net Loss before income taxes	(10,479)	(6,097)	(345,434)
Income taxes	--	--	--
Net Loss	$(10,479)	$(6,097)	$(345,434)
Basic and Diluted Loss Per Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,532,200

The accompanying notes are an integral part of these condensed financial statements.

PRESTIGE CAPITAL CORPORATION

 (A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	From Re-activation on June 21, 2006 to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,479)	$(6,097)	$(345,434)
Adjustments to reconcile Net Income to net cash provided by operations:
Imputed related party interest expense	—	—	635
Common stock issued for services	—	—	155,600
Corporate expenses paid by stockholder	—	—	55,144
Changes in assets and liabilities
Increase (decrease) in accounts payable – related party	2,031	1,586	20,504
Increase in accrued interest	2,484	2,266	32,630
Net cash used in operating activities	(5,964)	(2,245)	(80,921)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	6,000	2,500	72,319
Repayment of related party loans	—	—	(12,000)
Proceeds from issuance of common stock	—	—	25,000
Repurchase of common stock	—	—	(4,269)
Net cash provided by financing activities	6,000	2,500	81,050
Net Increase (Decrease) in Cash	36	255	129
Beginning Cash Balance	93	71	—
Ending Cash Balance	$129	$326	$129
Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—
Non Cash Investing and Financing Activities
Forgiveness of debt by stockholder	$—	$—	$6,650

The accompanying notes are an integral part of these condensed financial statements.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

March 31, 2013 and December 31, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the operating results for the full year ended December 31, 2013.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on June 21, 2006 totaling $345,434. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant stockholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through March 31, 2013. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Stockholder Loans – A former stockholder and officer of the Company has covered corporate expenses and loaned cash to the Company for which the Company is now indebted to this related party amounting to $93,962 as of March 31, 2013 and December 31, 2012, respectively.  No amounts were repaid to the stockholder.  As of March 31, 2013 and December 31, 2012, the amount due to the stockholders for accrued interest was $29,511 and $27,632, respectively. The interest expense on the loans for the three months ended March 31, 2012 and 2013 totaled $1,879 and $1,879, respectively. The above mentioned stockholder loans are due on demand and had interest imputed at an annual rate of 8%.

During the three months ended March 31, 2013, the Company borrowed $6,000 from a related party. The Company is indebted to this lender $33,500 for loans through the period ended March 31, 2013. The notes are unsecured, due on demand, and bear interest at 8% per annum. Interest expense for the three months ended March 31, 2012 and 2013 totaled $387 and $604, respectively. No payments on principle or interest have been made to date.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a development stage company that has not recorded revenues since our reactivation on June 21, 2006. At March 31, 2013, we had $129 in cash and total liabilities of $179,103 and we are dependent upon financing to continue basic operations. The Company intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied upon loans and advances from related parties to fund our operations. During 2011 and 2012 we borrowed $27,500 from a stockholder to fund operations (See “Commitments,” below) and relied upon a stockholder to provide or pay on our behalf administrative and professional services, accrued interest and out-of-pocket costs totaling $14,000. For the quarterly period ended March 31, 2013 (“2013 first quarter”) we borrowed an additional $6,000 from a stockholder and a stockholder provided or paid for administrative and professional services and out-of-pocket costs totaling $4,500.

Our cash increased from $93 at December 31, 2012 to $129 at March 31, 2013. Our total liabilities also increased from $168,588 at December 31, 2012 to $179,103 at March 31, 2013 primarily due to additional related party loans and accounts payable paid on our behalf by related parties, along with increases in accrued interest on loans.

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

Results of Operations

We did not record revenues in either the 2012 or 2013 first quarter. General and administrative expense increased from $3,831 for the quarterly period ended March 31, 2012 (“2012 first quarter”) to $7,995 for the 2013 first quarter. The increase for 2013 reflects additional consulting and professional fees.

Total non-operating expense increased from the 2012 first quarter to the 2013 first quarter due to interest expense related to loans.

Accordingly, our net loss increased from $6,097 for the 2012 first quarter to $10,479 for the 2013 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments

During the year ended December 31, 2011, the Company borrowed $19,000 from First Equity Holdings Corp, a stockholder, and in 2012 we borrowed an additional $8,500 from this stockholder for a total of $27,500. During the 2013 first quarter we borrowed an additional $6,000 from this stockholder. These notes, totaling $33,500, are unsecured, due on demand, and bear interest at 8% per annum. No payments for principle or interest have been made to date for these loans. In addition, First Equity Holdings Corp. provided or paid on our behalf administrative and professional services and out-of-pocket costs in the amount of $14,000 for the year ended December 31, 2012 and an additional $4,500 for the 2013 first quarter.

During 2011 the Company owed $93,962 to Whitney O. Cluff, our former President. Mr. Cluff sold this loan to third parties in 2011. The accrued interest on this loan is $29,511 at March 31, 2013. This loan is due on demand and has interest imputed at an annual rate of 8%.

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

Critical Accounting Policies

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	Submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency”

•	Obtain stockholder approval of any golden parachute payments not previously approved; and

•	Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executives compensation to median employee compensation.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PRESTIGE CAPITAL CORPORATION

Date: May 8, 2013	By:	/s/ Joseph C. Cannella
Joseph C. Cannella President and Director
Principal Financial Officer

