Form 10-Q
period 2013-09-30
PRESTIGE CAPITAL CORP
filed 2013-11-07
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes [X] No [ ]

The number of shares outstanding of the registrant’s common stock as of November 1, 2013 was 2,532,200.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Condensed Financial Statements

September 30, 2013

(Unaudited)

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$4,850	$93
Total Current Assets	4,850	93
Total Assets	$4,850	$93
Liabilities and Stockholders' Deficit
Liabilities
Current Liabilities
Accounts payable	$--	$2,580
Accounts payable – related party	28,000	14,400
Accrued interest	37,894	30,146
Loan payable - related party	129,462	121,462
Loan payable - other	5,500	--
Total Current Liabilities	200,856	168,588
Total Liabilities	200,856	168,588
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	--	--
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding at September 30, 2013 and December 31, 2012	2,532	2,532
Additional paid in capital	547,677	547,677
Accumulated deficit prior to re-activation	(383,749)	(383,749)
Deficit accumulated during the development stage	(362,466)	(334,955)
Total Stockholders' Deficit	(196,006)	(168,495)
Total Liabilities and Stockholders' Deficit	$4,850	$93

The accompanying notes are an integral part of these condensed financial statements.

PRESTIGE CAPITAL CORPORATION

 (A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended Sept. 30, 2013	Three Months Ended Sept. 30, 2012	Nine Months Ended Sept. 30, 2013	Nine Months Ended Sept. 30, 2012	From Re-activation on June 21, 2006 to Sept. 30, 2013

Revenues	$--	$--	$--	$--	$--
Operating Expenses
General and Administrative	5,859	6,499	19,763	16,670	321,815
Loss from Operations	(5,859)	(6,499)	(19,763)	(16,670)	(321,815)

Non-Operating Income (Expense)
Related party interest expense	(2,590)	(2,450)	(7,647)	(7,079)	(41,056)
Other interest expense	(101)	--	(101)	--	(101)
Related party interest income	--	--	--	--	506
Total non-operating expense	(2,691)	(2,450)	(7,748)	(7,079)	(40,651)

Net Loss before income taxes	(8,550)	(8,949)	(27,511)	(23,749)	(362,466)
Income taxes	--	--	--	--	--

Net Loss	$(8,550)	$(8,949)	$(27,511)	$(23,749)	$(362,466)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,532,200	2,532,200	2,532,200

The accompanying notes are an integral part of these condensed financial statements.

PRESTIGE CAPITAL CORPORATION

 (A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended Sept. 30, 2013	Nine Months Ended Sept. 30, 2012	From Re-activation on June 21, 2006 to Sept. 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(27,511)	$(23,749)	$(362,466)
Adjustments to reconcile Net Income
to net cash provided by operations:
Imputed related party interest expense	--	--	635
Common stock issued for services	--	--	155,600
Corporate expenses paid by stockholder	--	--	55,144
Changes in assets and liabilities
Increase (decrease) in accounts payable	11,020	8,651	29,493
Increase in accrued interest	7,748	7,079	37,894
Net cash used in operating activities	(8,743)	(8,019)	(83,700)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	8,000	8,500	74,319
Proceeds from other loans	5,500	--	5,500
Repayment of related party loans	--	--	(12,000)
Proceeds from issuance of common stock	--	--	25,000
Repurchase of common stock	--	--	(4,269)
Net cash provided by financing activities	13,500	8,500	88,550
Net Increase (Decrease) in Cash	4,757	481	4,850
Beginning Cash Balance	93	71	--
Ending Cash Balance	$4,850	$552	$4,850

Supplemental Disclosures
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

Non Cash Investing and Financing Activities
Forgiveness of debt by stockholder	$-	$-	$6,650

The accompanying notes are an integral part of these condensed financial statements.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

September 30, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements as reported in its Form 10-K. The results of operations for the nine-month period ended September 30, 2013 are not necessarily indicative of the operating results for the full year ended December 31, 2013.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on June 21, 2006 totaling $362,466. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through September 30, 2013. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

September 30, 3013

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Loans – A former shareholder and officer of the Company has covered corporate expenses and loaned cash to the Company for which the Company is now indebted to this related party amounting to $93,962 as of September 30, 2013 and December 31, 2012, respectively.  No amounts were repaid to the shareholder.  As of September 30, 2013 and December 31, 2012, the amount due to the shareholders for accrued interest was $33,269 and $27,632, respectively. The interest expense on the loans for the nine months ended September 30, 2012 and 2013 totaled $5,638 and $5,638 respectively. The above mentioned shareholder loans are due on demand and had interest imputed at an annual rate of 8%.

During the nine months ended September 30, 2013, the Company borrowed $8,000 from a related party. The Company is also indebted to this lender $35,500 for loans through the period ended September 30, 2013. The notes are unsecured, due on demand, and bear interest at 8% per annum. Interest expense for the nine months ended September, 2012 and 2013 totaled $1,441 and $2,009, respectively. No payments on principle or interest have been made to date.

NOTE 5 – SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied upon loans and advances from related parties to fund our operations. During the nine months ended September 30, 2013 (“2013 nine month period”) we borrowed $8,000 from a related party and $5,500 from a third party to fund our operations. In addition, a stockholder provided or paid for administrative and professional services and out-of-pocket costs totaling $13,600 during the 2013 nine month period. During 2011 and 2012 we borrowed $27,500 from a stockholder to fund operations (See “Commitments,” below) and relied upon a stockholder to provide or pay on our behalf administrative and professional services, accrued interest and out-of-pocket costs totaling $14,000.

Our cash increased from $93 at December 31, 2012 to $4,850 at September 30, 2013 primarily due to proceeds from a third party loan. Our total liabilities also increased from $168,588 at December 31, 2012 to $200,856 at September 30, 2013 primarily due to additional loans and accounts payable paid on our behalf by related parties, along with increases in accrued interest on loans.

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

Results of Operations

We did not record revenues in either the 2012 or 2013. General and administrative expense increased from $16,670 for the nine month period ended September 30, 2012 (“2012 nine month period”) to $19,763 for the 2013 nine month period. General and administrative expense decreased from $6,499 for the quarterly period ended September 30, 2012 (“2012 third quarter”) to $5,859 for the quarterly period ended September 30, 2013 (“2013 third quarter”). The general and administrative expense increases for the 2013 nine month period primarily reflect additional consulting and professional fees, while the decrease for the 2013 third quarter reflects a slight reduction in operational costs.

Total non-operating expense increased from the 2012 interim periods as compared to the 2013 interim periods primarily due to interest expense related to loans.

Our net loss increased from $23,749 for the 2012 nine month period to $27,511 for the 2013 nine month period and our net loss decreased from $8,949 for the 2012 third quarter to $8,550 for the 2013 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments

During the year ended December 31, 2011, the Company borrowed $19,000 from First Equity Holdings Corp, a stockholder, and in 2012 we borrowed an additional $8,500 from this stockholder for a total of $27,500. During the 2013 nine month period we borrowed an additional $8,000 from this stockholder. These notes, totaling $35,500, are unsecured, due on demand, and bear interest at 8% per annum. No payments for principle or interest have been made to date for these loans. In addition, First Equity Holdings Corp. provided or paid on our behalf administrative and professional services and out-of-pocket costs in the amount of $14,000 for the year ended December 31, 2012 and an additional $13,600 for the 2013 nine month period.

During 2011 the Company owed $93,962 to Whitney O. Cluff, our former President. Mr. Cluff sold this loan to third parties in 2011. The accrued interest on this loan is $33,269 at September 30, 2013. This loan is due on demand and has interest imputed at an annual rate of 8%.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Part I Exhibits

No.	Description
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification

Part II Exhibits

No.	Description
3(i)	Articles of Incorporation (Incorporated by reference to exhibit 3(i) to Form 10-KSB, filed December 3, 1999)
3(i)(a)	Amended Articles of Incorporation (Incorporated by reference to exhibit 3(i)(a) to Form 10-KSB, filed April 15, 2008)

Part II Exhibits - continued

No.	Description
3(ii)	Bylaws (Incorporated by reference to exhibit 3(ii) to Form 10-KSB, filed December 3, 1999)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2013	PRESTIGE CAPITAL CORPORATION By: /s/ Joseph C. Cannella Joseph C. Cannella President and Director Principal Financial Officer

