Form 10-K
period 2013-12-31
PRESTIGE CAPITAL CORP
filed 2014-02-27
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐ The registrant does not have a Web site.

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

The number of shares outstanding of the registrant’s common stock as of February 19, 2014, was 2,532,200.

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is listed on the OTC Bulletin Board and there is not an active public trading market for our common stock. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by those rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

Certain conflicts of interest exist or may develop between the Company and our executive officer. Mr. Cannella has other business interests to which he currently devotes attention, which includes his primary employment, (See Part III, Item 10, below.) Our President may be expected to continue to devote his attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to us.

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

Competition

We expect to encounter substantial competition in our effort to locate attractive business opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and wilkl be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other reporting development stage companies, many of which may have more funds available for such transactions.

Effect of Existing or Probable Governmental Regulations on Business

The SEC is currently formulating rules and regulations required by the Dodd-Frank Wall Street Reform and Consumer Protection Act that became effective July 21, 2010 and the JOBS Act. These Acts has changed legal requirements for the purchase and sale of securities and have authorized the SEC to propose new regulations to satisfy the requirements of the Acts. As of the date of this report, the SEC is moving forward with new rule proposals and as a reporting company we will be subject to any new regulations promulgated under the Securities Act or Exchange Act.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2013, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2013, we had negative working capital of $205,104, had not generated revenues and had accumulated losses of $371,564 since inception. Our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

We face a number of risks associated with potential acquisitions, including the possibility that we may incur substantial debt which could adversely affect our financial condition.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, insufficient revenues to offset increased expenses associated with the acquisition. Failure to manage and successfully integrate the acquisition we make could harm our business, our strategy and our operating results in a material way. Additionally, completing a business combination is likely to increase our expenses and it is possible that we may incur substantial debt in order to complete a business combination, which can adversely affect our financial condition. Incurring a substantial amount of debt may require us to use a significant portion of our cash flow to pay principal and interest on the debt, which will reduce the amount available to fund working capital, capital expenditures, and other general purposes. Our indebtedness may negatively impact our ability to operate our business and limit our ability to borrow additional funds by increasing our borrowing costs, and impact the terms, conditions, and restrictions contained in possible future debt agreements, including the addition of more restrictive covenants; impact our flexibility in planning for and reacting to changes in our business as covenants and restrictions contained in possible future debt arrangements may require that we meet certain financial tests and place restrictions on the incurrence of additional indebtedness and place us at a disadvantage compared to similar companies in our industry that have less debt.

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

Holders

We had 92 stockholders of record of our common stock as of February 19, 2014; not including an indeterminate number of shareholders who may hold shares in “street name.”

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

Our cash increased from $93 at December 31, 2012 to $3,051 at December 31, 2013. Our total liabilities also increased from $168,588 at December 31, 2012 to $208,155 at December 31, 2013 primarily due to additional related party loans, accounts payable paid on our behalf by related parties and accrued interest. During the year ended December 31, 2013, we borrowed $13,500 and relied on a related party to provide or pay on our behalf professional services totaling $18,200. During the year ended December 31, 2012 we relied on related party loans totaling $8,500 and professional services paid our behalf totaling $14,400.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through advances and loans provided by management, significant stockholders or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

We did not record revenues in either 2012 or 2013. General and administrative expense increased from $23,619 for 2012 to $26,162 for 2013. The increase for 2013 primarily reflects increased consulting fees from $14,400 for 2012 compared to consulting fees of $18,200 for 2013.

Total other expense increased from $9,528 for 2012 to $10,448 for 2013 due to interest expense related to loans.

Accordingly, our net loss increased from $33,147 for 2012 to $36,610 for 2013. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments

The Company has borrowed a total of $35,500 from First Equity Holdings Corp, a stockholder. This note is unsecured, due on demand, and bears interest at 8% per annum. Interest expense for this loan for the year ended December 31, 2013 totaled $5,232. No payments for principle or interest have been made to date for this loan. In addition First Equity Holdings Corp. provided or paid on our behalf professional services in the amount of $18,200 during 2013.

During 2011 the Company owed $93,962 to Whitney O. Cluff, our former President. Mr. Cluff sold this loan to third parties in 2011. The accrued interest on this loan is $35,149 at December 31, 2013. This loan is due on demand and has interest imputed at an annual rate of 8%.

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

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Prestige Capital Corp.

We have audited the accompanying balance sheets of Prestige Capital Corp. (a development stage company) (the “Company”) as of December 31, 2013 and 2012 , and the related statements of operations, stockholders’ equity, and cash flows for each of the two years ended December 31, 2013 and from re-activation on June 21, 2006 through December 31 2013. Prestige Capital Corp. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits on accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of Prestige Capital Corp. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the two years ended December 31, 2013 and from re-activation on June 21,2006 through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company is in the development stage, has not earned revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2013 and from re-activation on June 21, 2006 through December 31, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
February 24, 2014

1660 South Highway 100

Suite 500

St. Louis Park, MN 55416

630.277.2330

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS
Current Assets
Cash	$3,051	$93
Total Current Assets	3,051	93
Total Assets	$3,051	$93
Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current Liabilities
Accounts Payable	$—	$2,580
Accounts Payable – related party	32,600	14,400
Accrued Interest	40,593	30,146
Loans Payable - related parties	129,462	121,462
Loans Payable - other	5,500	—
Total Current Liabilities	208,155	168,588
Total Liabilities	208,155	168,588
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding at December 31, 2013 and 2012	2,532	2,532
Additional Paid in Capital	547,677	547,677
Accumulated Retained Deficit	(383,749)	(383,749)
Deficit accumulated during the development stage	(371,564)	(334,955)
Total Stockholders' Deficit	(205,104)	(168,495)
Total Liabilities and Stockholders' Deficit	$3,051	$93

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Statements of Operations for the Years Ended December 31, 2013 and 2012

and for the Period from Reactivation [June 21, 2006] through December 31, 2013

			From Re-
			activation on June
	Year Ended	Year Ended	21, 2006 to
	December 31,	December 31,	December 31,
	2013	2012	2013

Revenues	$—	$—	$—
Operating Expenses
General and administrative	26,162	23,619	328,214
Loss from Operations	(26,162)	(23,619)	(328,214)

Other Expenses
Related party interest expense	(10,236)	(9,528)	(43,645)
Other interest expense	(212)	—	(211)
Related party interest income	—	—	506
Total other expense	(10,448)	(9,528)	(43,350)

Net Loss before income taxes	(36,610)	(33,147)	(371,564)
Income taxes	—	—	—

Net Loss	$(36,610)	$(33,147)	$(371,564)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,532,200

The accompanying notes are an integral part of these financial statements.

Prestige Capital Corporation
(A Development Stage Company)
Statements of Stockholders' Deficit
From the Date of Reactivation [June 21, 2006] through December 31, 2013

					Deficit
					Accumulated
			Capital in		During the
	Common Stock		Excess of	Retained	Development
	Shares	Amount	Par Value	Deficit	Stage

Balance – June 21, 2006	1,936,000	$1,936	$364,657	$(383,749)	$—
Issuance of common stock for cash at approximately
$0.0205 per share, June 2006	1,220,000	1,220	23,780	—	—
Repurchase of common stock at $0.0005 per share	(853,800)	(854)	(3,415)	—	—
Imputed related party interest expense	—	—	635
Net (loss) for the period from June 22, 2006 to
December 31, 2006	—	—	—	—	(567)
Balance for the year ended December 31, 2006	2,302,200	2,302	385,657	(383,749)	(567)
Net (loss) for the year ended December 31, 2007	—	—	—	—	(23.255)
Balance - December 31, 2007	2,302,200	2,302	385,657	(383,749)	(23,822)
Net (loss) for the year ended December 31, 2008	—	—	—	—	(36,779)
Balance - December 31, 2008	2,302,200	2,302	385,657	(383,749)	(60,601)
Net (loss) for the year ended December 31, 2009	—	—	—	—	(15,758)
Balance - December 31, 2009	2,302,200	2,302	385,657	(383,749)	(73,359)
Net (loss) for the year ended December 31, 2010	—	—	—	—	(33,636)
Balance - December 31, 2010	2,302,200	2,302	385,657	(383,749)	(109,995)
Issuance of common stock for services at $0.52 per
share, March 2011	30,000	30	15,570	—	—
Issuance of common stock for consulting services
at $0.20 per share, August 2011	200,000	200	139,800	—	—
Contributed capital by officer, September 2011	—	—	6,650	—	—
Net (loss) for the year ended December 31, 2011	—	—	—	—	(191,812)
Balance – December 31, 2011	2,532,200	2,532	547,677	(383,749)	(301,807)
Net (loss) for the year ended December 31, 2012	—	—	—	—	(33,147)
Balance – December 31, 2012	2,532,200	2,532	547,677	(383,749)	(334,954)
Net (loss) for the year ended December 31, 2013	—	—	—	—	(36,610)
Balance – December 31, 2013	2,532,200	$2,532	$547,677	$(383,749)	$(371,564)

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Statements of Cash Flows for Year Ended December 31, 2013 and 2012

and for the Period from Reactivation [June 21, 2006] through December 31, 2013

			From
			Reactivation on
	Year Ended	Year Ended	June 21, 2006 to
	December 31,	December 31,	December 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(36,610)	$(33,147)	$(371,564)
Adjustments to reconcile Net Income
to net cash provided by operations:
Imputed related party interest expense	—	—	635
Common stock issued for services	—	—	155,600
Corporate expenses paid by shareholder	—	—	55,144
Changes in assets and liabilities:
Increase in accounts payable	15,621	15,141	34,093
Increase in accrued interest	10,447	9,528	40,593
Net cash provided by Operating Activities	(10,542)	(8,478)	(85,499)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	8,000	8,500	74,319
Proceeds from other loans	5,500	—	5,500
Repayment of related party loans	—	—	(12,000)
Proceeds from issuance of common stock	—	—	25,000
Repurchase of common stock	—	—	(4,269)
Net cash provided by Financing Activities	13,500	8,500	88,550
Net Increase (Decrease) in Cash	2,958	22	3,051
Beginning Cash Balance	93	71	—
Ending Cash Balance	$3,051	$93	$3,051

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

Non-cash Investing and Financing Activities
Forgiveness of debt by shareholder	$—	$—	$6,650

The accompanying notes are an integral part of these financial statements.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Audited Financial Statements

December 31, 2013 and 2012

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

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on June 21, 2006 totaling $371,564. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized any sales through December 31, 2013. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Audited Financial Statements

December 31, 2013 and 2012

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

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2013 and 2012.

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

December 31, 2013 and 2012

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

For the years ended December 31, 2013 and 2012, all of the Company’s potentially dilutive securities (warrants, options, and convertible preferred stock) were excluded from the computation of diluted earnings per share as they were anti-dilutive.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Loans – A shareholder and officer of the Company has covered corporate expenses and loaned cash to the Company for which the Company is now indebted to this related party amounting to $93,962 as of December 31, 2013 and December 31, 2012.  No amounts were repaid to the shareholder.  As of December 31, 2013 and December 31, 2012, the amount due to the shareholders for accrued interest was $35,149 and $27,666. The interest expense on the loans for the year ended December 31, 2013 was $7,517. The above-mentioned shareholder loans are due on demand and had interest imputed at an annual rate of 8%.

During the year ended December 31, 2013 and December 2012, the Company borrowed $8,000 and $27,500 from a related party, respectively. The notes are unsecured, due on demand, and bear interest at 8% per annum. Accrued interest for the year ended December 31, 2013 and December 31, 2012 was $5,232 and $2,489, respectively. No payments on principle or interest have been made to date. Interest expense for the year ended December 31, 2013 was $2,718.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Audited Financial Statements

December 31, 2013 and 2012

NOTE 4 – RELATED PARTY TRANSACTIONS – continued

As of the year ended December 31, 2013 and 2012, the Company incurred $18,200 and $14,400, respectively, in professional expenses to a related party.

During the year ended December 31, 2012, a shareholder of the Company forgave $6,650 of accounts payable. This amount has been recorded as contributed capital.

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

NOTE 6 - INCOME TAXES

At December 31, 2013, the Company has available unused net operating loss carryforwards of approximately $215,964, which may be applied against future taxable income and which expire in various years from 2021 through 2033. Due to a substantial change in the Company’s ownership during June 2006, there will be an annual limitation on the amount of previous net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $32,394 and $26,903 as of December 31, 2013 and 2012, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $5,491 during the year ended December 31, 2013.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Audited Financial Statements

December 31, 2013 and 2012

NOTE 6 - INCOME TAXES - continued

Reconciliation between income taxes at the statutory rate and the actual income tax provision for continuing operations is as follows:

	2013	2012
Statutory rate (expense)	(15%)	(15%)
Tax effects of:
Valuation allowance	15%	15%
Reported provision for income taxes	0%	0%

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

For the year ended December 31, 2013, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Joseph C. Cannella	44	Director and President	September 2011 until our next annual meeting.

Mr. Cannella’s professional experience includes over 15 years in managing and developing businesses in the restaurant industry. He is currently the owner and manager of Cannella’s Restaurant, located in Salt Lake City, Utah. His primary business experience includes being a partner and executive with Premium Source Merchandising located in Los Angeles, California and he helped to build this business over a five year period from a start-up company to over $5 million in annual sales. Mr. Cannella’s management and business expertise will be a valuable component to our future success. Mr. Cannella received a BBA in Marketing in 1991 from Loyola Marymount University, located in Los Angeles, California.

During the past ten years Mr. Cannella has not: (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Cannella, did not receive any compensation from the Company during the year ended December 31, 2013 and he has not received any cash nor non-cash compensation from us during the past two fiscal years. In addition he has no outstanding equity awards at year end.

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

Compensation of Directors

We have no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. We did not pay any compensation to our directors during the year ended December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 2,532,200 shares of common stock outstanding as of February 19, 2014.

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

During the year ended December 31, 2012, Whitney O. Cluff, our former President, Director and more than 10% shareholder, forgave $6,650 of accounts payable he had paid on behalf of the Company and we recorded the amount as contributed capital.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accounting firms, Sadler, Gibb & Associates, LLC, Certified Public Accountants, and KLJ & Associates, LLP, in connection with the audit of our financial statements and other professional services.

	Sadler, Gibb & Associates		KLJ & Associates
	2012	2013	2013
Audit fees	$ 4,900	$ 375	$ 5,600
Audit-related fees	0	0	0
Tax fees	0	0	0
All other fees	$ 0	$ 0	$ 0

Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of Prestige Capital Corporation are included in this report under Item 8 on pages 15 through 25.

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

Date: February 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Joseph C. Cannella

Joseph C. Cannella

President and Director

Principal Financial Officer

Date: February 25, 2014

