Form 10-Q
period 2014-03-31
PRESTIGE CAPITAL CORP
filed 2014-05-08
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes [X] No [ ]

The number of shares outstanding of the registrant’s common stock as of May 1, 2014 was 2,532,200.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Condensed Financial Statements

March 31, 2014

(Unaudited)

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$5,017	$3,051
Total Current Assets	5,017	3,051
Total Assets	$5,017	$3,051
Liabilities and Stockholders' Deficit
Liabilities
Current Liabilities
Accounts payable	$--	$--
Accounts payable – related party	35,400	32,600
Accrued interest	43,303	40,593
Loan payable - related party	129,462	129,462
Loan payable - other	10,500	5,500
Total Current Liabilities	218,665	208,155
Total Liabilities	218,665	208,155
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	--	--
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding at March 31, 2014 and December 31, 2013	2,532	2,532
Additional paid in capital	547,677	547,677
Accumulated deficit prior to re-activation	(383,749)	(383,749)
Deficit accumulated during the development stage	(380,108)	(371,564)
Total Stockholders' Deficit	(213,648)	(205,104)
Total Liabilities and Stockholders' Deficit	$5,017	$3,051

The accompanying notes are an integral part of these condensed financial statements.

PRESTIGE CAPITAL CORPORATION

 (A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	From Re-activation on June 21, 2006 to March 31, 2014

Revenues	$--	$--	$--
Operating Expenses
General and Administrative	5,834	7,995	334,048
Loss from Operations	(5,834)	(7,995)	(334,048)

Non-Operating Income (Expense)
Related party interest expense	(2,589)	(2,484)	(46,234)
Other interest expense	(121)	--	(332)
Related party interest income	--	--	506
Total non-operating expense	(2,710)	(2,484)	(46,060)

Net Loss before income taxes	(8,544)	(10,479)	(380,108)
Income taxes	--	--	--

Net Loss	$(8,544)	$(10,479)	$(380,108)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,532,200

The accompanying notes are an integral part of these condensed financial statements.

PRESTIGE CAPITAL CORPORATION

 (A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	From Re-activation on June 21, 2006 to March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,544)	$(10,479)	$(380,108)
Adjustments to reconcile Net Income
to net cash provided by operations:
Imputed related party interest expense	--	--	635
Common stock issued for services	--	--	155,600
Corporate expenses paid by stockholder	--	--	55,144
Changes in assets and liabilities
Increase (decrease) in accounts payable	2,800	2,031	36,893
Increase in accrued interest	2,710	2,484	43,303
Net cash used in operating activities	(3,034)	(5,964)	(88,533)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	--	6,000	74,319
Proceeds from other loans	5,000	--	10,500
Repayment of related party loans	--	--	(12,000)
Proceeds from issuance of common stock	--	--	25,000
Repurchase of common stock	--	--	(4,269)
Net cash provided by financing activities	5,000	6,000	93,550
Net Increase (Decrease) in Cash	1,966	36	5,017
Beginning Cash Balance	3,051	93	--
Ending Cash Balance	$5,017	$129	$5,017

Supplemental Disclosures
Cash paid for:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

Non Cash Investing and Financing Activities
Forgiveness of debt by stockholder	$-	$-	$6,650

The accompanying notes are an integral part of these condensed financial statements.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

March 31, 2014

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the operating results for the full year ended December 31, 2014.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on June 21, 2006 totaling $380,108. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through March 31, 2014. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

March 31, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Use of Estimates

The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Loans – A former shareholder and officer of the Company has covered corporate expenses and loaned cash to the Company for which the Company is now indebted to this related party amounting to $93,962 as of March 31, 2014 and December 31, 2013, respectively.  No amounts were repaid to the shareholder.  As of March 31, 2014 and December 31, 2013, the amount due to the shareholders for accrued interest was $37,028 and $35,149, respectively. The interest expense on the loans for the three months ended March 31, 2013 and 2014 totaled $1,879 and $1,880 respectively. The above mentioned shareholder loans are due on demand and had interest imputed at an annual rate of 8%.

The Company is indebted to another related party in the amount of $35,500 for loans through the period ended March 31, 2014. The notes are unsecured, due on demand, and bear interest at 8% per annum. Interest expense for the three months ended March 31, 2013 and 2014 totaled $604 and $710, respectively. No payments on principal or interest have been made to date.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied upon loans and advances from related parties to fund our operations. During the three months ended March 31, 2014 (“2014 first quarter”) we borrowed $5,000 from a third party to fund our operations. In addition, a stockholder provided or paid for administrative and professional services and out-of-pocket costs totaling $2,800 during the 2014 first quarter.

Our cash increased from $3,051 at December 31, 2013 to $5,017 at March 31, 2014 primarily due to proceeds from a third party loan. Our total liabilities also increased from $208,155 at December 31, 2013 to $218,665 at March 31, 2014 primarily due to additional loans and accounts payable paid on our behalf by related or third parties, along with increases in accrued interest on loans.

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

Results of Operations

We did not record revenues in either the 2014 or 2013 first quarters. General and administrative expense decreased from $7,995 for the quarterly period ended March 31, 2013 (“2013 first quarter”) to $5,834 for the 2014 first quarter. The general and administrative expense decrease for the 2014 first quarter reflects reductions in operational costs.

Total other expense increased from $2,484 for the 2013 first quarter to $2,710 the 2014 first quarter primarily due to interest expense related to loans.

Our net loss decreased from $10,479 for the 2013 first quarter to $8,544 for the 2014 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments

As of March 31, 2014 the Company borrowed $35,500 from First Equity Holdings Corp, a stockholder. These notes are unsecured, due on demand, and bear interest at 8% per annum. No payments for principle or interest have been made to date for these loans. The accrued interest on this loan was $5,942 at March 31, 2014. In addition, First Equity Holdings Corp. provided or paid on our behalf administrative and professional services and out-of-pocket costs in the amount of $2,800 during the 2014 first quarter.

During 2011 the Company owed $93,962 to Whitney O. Cluff, our former President. Mr. Cluff sold this loan to third parties in 2011. The accrued interest on this loan was $37,028 at March 31, 2014. This loan is due on demand and has interest imputed at an annual rate of 8%.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 7, 2014	PRESTIGE CAPITAL CORPORATION By: /s/ Joseph C. Cannella Joseph C. Cannella President and Director Principal Financial Officer