Form 10-Q
period 2014-06-30
PRESTIGE CAPITAL CORP
filed 2014-08-05
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of August 1, 2014 was 2,532,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Condensed Financial Statements

June 30, 2014

(Unaudited)

PRESTIGE CAPITAL CORPORATION

(A Development Stage Company)

Condensed Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$3,658	$3,051
Total Current Assets	3,658	3,051
Total Assets	$3,658	$3,051
Liabilities and Stockholders' Deficit
Liabilities
Current Liabilities
Accounts payable	$—	$—
Accounts payable – related party	38,000	32,600
Accrued interest	46,102	40,593
Loan payable - related party	129,462	129,462
Loan payable - other	10,500	5,500
Total Current Liabilities	224,064	208,155
Total Liabilities	224,064	208,155
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding at June 30, 2014 and December 31, 2013	2,532	2,532
Additional paid in capital	547,677	547,677
Accumulated deficit prior to re-activation	(383,749)	(383,749)
Deficit accumulated during the development stage	(386,866)	(371,564)
Total Stockholders' Deficit	(220,406)	(205,104)
Total Liabilities and Stockholders' Deficit	$3,658	$3,051

The accompanying notes are an integral part of these condensed financial statements.

PRESTIGE CAPITAL CORPORATION

 (A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	From Re-activation on June 21, 2006 to June 30, 2014

Revenues	$—	$—	$—	$—	$—
Operating Expenses
General and Administrative	3,959	5,909	9,793	13,904	338,007
Loss from Operations	(3,959)	(5,909)	(9,793)	(13,904)	(338,007)

Non-Operating Income (Expense)
Related party interest expense	(2,589)	(2,573)	(5,179)	(5,057)	(48,823)
Other interest expense	(210)	—	(330)	—	(542)
Related party interest income	—	—	—	—	506
Total non-operating expense	(2,799)	(2,573)	(5,509)	(5,057)	(48,859)

Net loss before income taxes	(6,758)	(8,482)	(15,302)	(18,961)	(386,866)
Income taxes	—	—	—	—	—

Net Loss	$(6,758)	$(8,482)	$(15,302)	$(18,961)	$(386,866)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,532,200	2,532,200	2,532,200

The accompanying notes are an integral part of these condensed financial statements.

PRESTIGE CAPITAL CORPORATION

 (A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	From Re-activation on June 21, 2006 to June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(15,302)	$(18,961)	$(386,866)
Adjustments to reconcile Net Income to net cash provided by operations:
Imputed related party interest expense	—	—	635
Common stock issued for services	—	—	155,600
Corporate expenses paid by stockholder	—	—	55,144
Changes in assets and liabilities
Increase (decrease) in accounts payable	5,400	6,820	39,493
Increase in accrued interest	5,509	5,057	46,102
Net cash used in operating activities	(4,393)	(7,084)	(89,892)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	—	8,000	74,319
Proceeds from other loans	5,000	—	10,500
Repayment of related party loans	—	—	(12,000)
Proceeds from issuance of common stock	—	—	25,000
Repurchase of common stock	—	—	(4,269)
Net cash provided by financing activities	5,000	8,000	93,550
Net Increase (Decrease) in Cash	607	916	3,658
Beginning Cash Balance	3,051	93	—
Ending Cash Balance	$3,658	$1,009	$3,658

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

Non Cash Investing and Financing Activities
Forgiveness of debt by stockholder	$—	$—	$6,650

The accompanying notes are an integral part of these condensed financial statements.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

June 30, 2014

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements as reported in its Form 10-K. The results of operations for the six-month period ended June 30, 2014 are not necessarily indicative of the operating results for the full year ended December 31, 2014.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on June 21, 2006 totaling $386,866. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through June 30, 2014. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Prestige Capital Corporation

(A Development Stage Company)

Notes to the Unaudited Condensed Financial Statements

June 30, 2014

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Loans – A former shareholder and officer of the Company has covered corporate expenses and loaned cash to the Company for which the Company is now indebted to this related party amounting to $93,962 as of June 30, 2014 and December 31, 2013, respectively.  No amounts were repaid to the shareholder.  As of June 30, 2014 and December 31, 2013, the amount due to the shareholders for accrued interest was $38,907 and $35,149, respectively. The interest expense on the loans for the six months ended June 30, 2013 and 2014 totaled $1,879 and $1,879 respectively. The above mentioned shareholder loans are due on demand and had interest imputed at an annual rate of 8%.

The Company is indebted to another related party in the amount of $35,500 for loans through the period ended June 30, 2014. The notes are unsecured, due on demand, and bear interest at 8% per annum. Interest expense for the six months ended June 30, 2013 and 2014 totaled $1,298 and $1,420, respectively. No payments on principal or interest have been made to date.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied upon loans and advances from related parties to fund our operations. During the six month period ended June 30, 2014 (“2014 six month period”) we borrowed $5,000 from a third party to fund our operations. In addition, a stockholder provided or paid for administrative and professional services and out-of-pocket costs totaling $5,400 during the 2014 six month period.

Our cash increased from $3,051 at December 31, 2013 to $3,658 at June 30, 2014 primarily due to proceeds from a third party loan. Our total liabilities also increased from $208,155 at December 31, 2013 to $224,064 at June 30, 2014 primarily due to additional loans and accounts payable paid on our behalf by related or third parties, along with increases in accrued interest on loans.

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

Results of Operations

We did not record revenues in either the 2014 or 2013 six month periods. General and administrative expense decreased to $9,793 for the 2014 six month period compared to $13,904 for the six month period ended June 30, 2013 (“2013 six month period”). General and administrative expense decreased to $3,959 for the three month period ended June 30, 2014 (“2014 second quarter”) compared to $5,909 for the three month period ended June 30, 2013 (“2013 second quarter”). The general and administrative expense decrease for the 2014 interim periods reflects reductions in operational costs.

Total other expense increased to $5,509 for the 2014 six month period compared to $5,057 for the 2013 six month period. Total other expense increased to $2,799 for the 2014 second quarter compared to $2,573 for the 2013 second quarter. The increases are primarily due to interest expense related to loans.

Our net loss decreased to $15,302 for the 2014 six month period compared to $18,961 for the 2013 six month period and decreased to $6,758 for the 2014 second quarter compared to $8,482 for the 2013 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

As of June 30, 2014 the Company has borrowed $35,500 from First Equity Holdings Corp, a stockholder. These notes are unsecured, due on demand, and bear interest at 8% per annum. No payments for principle or interest have been made to date for these loans. The accrued interest on these loans was $6,652 at June 30, 2014. In addition, First Equity Holdings Corp. provided or paid on our behalf administrative and professional services and out-of-pocket costs in the amount of $5,400 during the 2014 six month period.

During 2011 the Company owed $93,962 to Whitney O. Cluff, our former President. Mr. Cluff sold this loan to third parties in 2011. The accrued interest on this loan was $38,904 at June 30, 2014. This loan is due on demand and has interest imputed at an annual rate of 8%.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PRESTIGE CAPITAL CORPORATION

Date: August 5, 2014	By:	/s/ Joseph C. Cannella
Joseph C. Cannella
President and Director
Principal Financial Officer

