Form 10-Q
period 2014-09-30
PRESTIGE CAPITAL CORP
filed 2014-11-12
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of November 6, 2014 was 2,532,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

September 30, 2014

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current Assets
Cash	$2,349	$3,051
Total Current Assets	2,349	3,051
Total Assets	$2,349	$3,051
Liabilities and Stockholders' Deficit
Liabilities
Current Liabilities
Accounts payable	$—	$—
Accounts payable – related party	40,600	32,600
Accrued interest	48,901	40,593
Loan payable - related party	129,462	129,462
Loan payable - other	10,500	5,500
Total Current Liabilities	229,463	208,155
Total Liabilities	229,463	208,155
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding at September 30, 2014 and December 31, 2013	2,532	2,532
Additional paid in capital	547,677	547,677
Accumulated deficit	(777,323)	(755,313)
Total Stockholders' Deficit	(227,114)	(205,104)
Total Liabilities and Stockholders' Deficit	$2,349	$3,051

The accompanying notes are an integral part of these condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2014	2013	2014	2013

Revenues	$—	$—	$—	$—
Operating Expenses
General and Administrative	3,909	5,859	13,702	19,763
Loss from Operations	(3,909)	(5,859)	(13,702)	(19,763)

Non-Operating Income (Expense)
Related party interest expense	(2,589)	(2,590)	(7,768)	(7,647)
Other interest expense	(210)	(101)	(540)	(101)
Related party interest income	—	—	—	—
Total non-operating expense	(2,799)	(2,691)	(8,308)	(7,748)

Net loss before income taxes	(6,708)	(8,550)	(22,010)	(27,511)
Income taxes	—	—	—	—

Net Loss	$(6,708)	$(8,550)	$(22,010)	$(27,511)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,532,200	2,532,200	2,532,200

The accompanying notes are an integral part of these condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(22,010)	$(27,511)
Adjustments to reconcile Net Income to net cash provided by operations:
Changes in assets and liabilities
Increase (decrease) in accounts payable	8,000	11,020
Increase in accrued interest	8,308	7,748
Net cash used in operating activities	(5,702)	(8,743)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	—	8,000
Proceeds from other loans	5,000	5,500
Net cash provided by financing activities	5,000	13,500
Net Increase (Decrease) in Cash	(702)	4,757
Beginning Cash Balance	3,051	93
Ending Cash Balance	$2,349	$4,850

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

September 30, 2014

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements as reported in its Form 10-K. The results of operations for the nine-month period ended September 30, 2014 are not necessarily indicative of the operating results for the full year ended December 31, 2014.

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

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

September 30, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Recent Pronouncement

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Loans – A former shareholder and officer of the Company has covered corporate expenses and loaned cash to the Company for which the Company is now indebted to this related party amounting to $93,962 as of September 30, 2014 and December 31, 2013, respectively.  No amounts were repaid to the shareholder.  As of September 30, 2014 and December 31, 2013, the amount due to the shareholders for accrued interest was $40,787 and $35,149, respectively. The interest expense on the loans for the nine months ended September 30, 2013 and 2014 totaled $5,638 and $5,638, respectively. The above mentioned shareholder loans are due on demand and had interest imputed at an annual rate of 8%.

The Company is indebted to another related party in the amount of $35,500 for loans through the period ended September 30, 2014. The notes are unsecured, due on demand, and bear interest at 8% per annum. Interest expense for the nine months ended September 30, 2013 and 2014 totaled $2,008 and $2,130, respectively. No payments on principal or interest have been made to date.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues since our reactivation in 2006. The Company intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied upon loans and advances from related parties to fund our operations. During the nine month period ended September 30, 2014 (“2014 nine month period”) we borrowed $5,000 from a third party to fund our operations. In addition, a stockholder provided or paid for administrative and professional services and out-of-pocket costs totaling $8,000 during the 2014 nine month period.

Our cash decreased from $3,051 at December 31, 2013 to $2,349 at September 30, 2014. Our total liabilities increased from $208,155 at December 31, 2013 to $229,463 at September 30, 2014 primarily due to additional loans from third parties and accounts payable paid on our behalf by related parties, along with increases in accrued interest on loans.

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

Results of Operations

We did not record revenues in either the 2014 or 2013 nine month periods. General and administrative expense decreased to $13,702 for the 2014 nine month period compared to $19,763 for the nine month period ended September 30, 2013 (“2013 nine month period”). General and administrative expense decreased to $3,909 for the three month period ended September 30, 2014 (“2014 third quarter”) compared to $5,859 for the three month period ended September 30, 2013 (“2013 third quarter”). The general and administrative expense decrease for the 2014 interim periods reflects reductions in operational costs.

Total other expense increased to $8,308 for the 2014 nine month period compared to $7,748 for the 2013 nine month period. Total other expense increased to $2,799 for the 2014 third quarter compared to $2,691 for the 2013 third quarter. The increases are primarily due to interest expense related to loans.

Our net loss decreased to $22,010 for the 2014 nine month period compared to $27,511 for the 2013 nine month period and decreased to $6,708 for the 2014 third quarter compared to $8,550 for the 2013 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

As of September 30, 2014 the Company has borrowed $35,500 from First Equity Holdings Corp, a stockholder. These notes are unsecured, due on demand, and bear interest at 8% per annum. No payments for principle or interest have been made to date for these loans. The accrued interest on these loans was $2,130 at September 30, 2014. In addition, First Equity Holdings Corp. provided or paid on our behalf administrative and professional services and out-of-pocket costs in the amount of $8,000 during the 2014 nine month period.

During 2011 the Company owed $93,962 to Whitney O. Cluff, our former President. Mr. Cluff sold this loan to third parties in 2011. The accrued interest on this loan was $40,787 at September 30, 2014. This loan is due on demand and has interest imputed at an annual rate of 8%.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PRESTIGE CAPITAL CORPORATION

Date: November 12, 2014	By:	/s/ Joseph C. Cannella
Joseph C. Cannella
President and Director
Principal Financial Officer

