Form 10-K
period 2014-12-31
PRESTIGE CAPITAL CORP
filed 2015-03-17
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of February 13, 2015, was 2,532,200.

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

PART I

ITEM 1. BUSINESS

Historical Development

Prestige Capital Corporation (the “Company”) was organized under the laws of the State of Utah on February 7, 1986 under the name of Hood Ventures, Inc. On December 31, 1998, Hood Ventures, Inc. of Utah completed a domicile merger with Prestige Capital Corporation, a Nevada Corporation. The Company has been inactive since 2002, but in June 2006 our board of directors began the process to bring the Company current with the appointment of new officers and directors, the issuance of 6,100,000 shares of common stock to Tryant, LLC for $25,000 and the purchase and cancelation of 4,269,000 shares held by former shareholders. The Company does not currently have any revenue generating activity and is currently seeking business opportunities or potential business acquisitions.

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is quoted on the OTC Bulletin Board and there is not currently an active public trading market for our common stock. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by those rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for future operations because of the possible need to substantially shift marketing approaches, significantly expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for, the implementation of required changes.

Form of Acquisition

We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organization. We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing director may resign and new directors may be appointed to fill those vacancies without any vote by our stockholders.

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

Competition

We expect to encounter substantial competition in our effort to locate attractive business opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public reporting companies, many of which may have more funds available for such transactions.

Effect of Existing or Probable Governmental Regulations on Business

We are subject to the rules and regulations created by the Dodd-Frank Wall Street Reform and Consumer Protection Act that became effective July 21, 2010 and the JOBS Act. These Acts have changed legal requirements for the purchase and sale of securities and have authorized the SEC to propose new regulations to satisfy the requirements of the Acts. As of the date of this report, the SEC is moving forward with new rule proposals and as a reporting company we will be subject to any new regulations promulgated under the Securities Act or Exchange Act.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2014, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2014, the Company had negative working capital of $234,062, we have not generated revenues and we have realized net losses since reactivation on June 21, 2006. Based on these factors our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction. Our common stock is quoted on the OTC Bulletin Board, but does not have an active trading market as of the date of this report. Further, no active public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business or the Company files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from, registration under the Securities Act and any other applicable federal or state securities laws or regulations. Stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions; namely, common stock may not be sold in open market transactions until one year after:

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “PGEC.” There is currently no active trading market for our shares of common stock. Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger. In any event, no assurance can be given that any market for our common stock will develop or be maintained.

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

Holders

We had 94 stockholders of record of our common stock as of February 13, 2015; not including an indeterminate number of shareholders who may hold shares in “street name.”

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are an emerging growth company that has not recorded revenues for the past two fiscal years. Historically we have relied upon management to provide funding for our operations and we are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Our cash decreased to $600 at December 31, 2014 compared to $3,051 at December 31, 2013. Our total liabilities increased to $234,662 at December 31, 2014 compared to $208,155 at December 31, 2013. The increase in total liabilities for 2014 is primarily due to a $5,000 third party loan, accrued interest of $11,107 and accounts payable totaling $10,400 representing amounts for professional services provided to or paid on our behalf by a stockholder. During the year ended December 31, 2013 we relied on loans totaling $13,500 and professional services paid on our behalf totaling $18,200.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through advances and loans provided by management, significant stockholders or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

We did not record revenues in either 2013 or 2014. General and administrative expense decreased to $17,851 for 2014 compared to $26,162 for 2013. The decrease for 2014 primarily reflects a reduction in professional services and consulting fees.

Total other expense increased to $11,107 for 2014 compared to $10,448 for 2013 due to interest expense related to loans.

Accordingly, our net loss decreased to $28,958 for 2014 compared to $36,610 for 2013. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments

The Company has borrowed a total of $35,500 from First Equity Holdings Corp, a stockholder. This note is unsecured, due on demand, and bears interest at 8% per annum. At December 31, 2014 accrued interest for this loan totaled $8,072. No payments for principle or interest have been made to date for this loan. In addition First Equity Holdings Corp. provided or paid on our behalf professional services in the amount of $10,400 during 2014 and $18,200 for 2013.

In 2011 the Company owed $93,962 to Whitney O. Cluff, our former President. Mr. Cluff sold this loan to third parties in 2011. The accrued interest on this loan is $42,566 at December 31, 2014. This loan is due on demand and has interest imputed at an annual rate of 8%. The interest expense on the loans for the year ended December 31, 2014 was $7,517.

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

Financial Statements

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Prestige Capital Corp.:

We have audited the accompanying balance sheets of Prestige Capital Corp. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013. Prestige Capital Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of Prestige Capital Corp. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company has suffered net losses and has had negative cash flows from operating activities during the years ended December 31, 2014 and 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, MN

March 17,  2015

1660 South Highway 100

Suite 500

St. Louis Park, MN 55416

630.277.2330

PRESTIGE CAPITAL CORPORATION

Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS
Current Assets
Cash	$600	$3,051
Total Current Assets	600	3,051

Total Assets	$600	$3,051

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current Liabilities
Accounts Payable	$—	$—
Accounts Payable – related party	43,000	32,600
Accrued Interest	51,700	40,593
Loans Payable – related parties	129,462	129,462
Loans Payable – other	10,500	5,500
Total Current Liabilities	234,662	208,155
Total Liabilities	234,662	208,155

Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding at December 31, 2014 and 2013	2,532	2,532
Additional Paid in Capital	547,677	547,677
Accumulated Deficit	(784,271)	(755,313)
Total Stockholders' Deficit	(234,062)	(205,104)

Total Liabilities and Stockholders' Deficit	$600	$3,051

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013

Revenues	$—	$—
Operating Expenses
General and administrative	17,851	26,162
Loss from Operations	(17,851)	(26,162)

Other Expenses
Related party interest expense	(10,356)	(10,236)
Other interest expense	(751)	(212)
Total other expense	(11,107)	(10,448)

Net Loss before income taxes	(28,958)	(36,610)
Income taxes	—	—

Net Loss	$(28,958)	$(36,610)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,532,200

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2013 and 2014

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit

Balance – December 31, 2012	2,532,200	$2,532	$547,677	$(718,703)
Net (loss) for the year ended December 31, 2013	—	—	—	(36,610)
Balance – December 31, 2013	2,532,200	2,532	547,677	(755,313)
Net (loss) for the year ended December 31, 2014	—	—	—	(28,958)
Balance – December 31, 2014	2,532,200	$2,532	$547,677	$(784,271)

PRESTIGE CAPITAL CORPORATION

Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(28,958)	$(36,610)
Adjustments to reconcile Net Income
to net cash provided by operations:	—	—
Changes in assets and liabilities
Increase in accounts payable	10,400	15,621
Increase in accrued interest	11,107	10,447
Net cash provided by Operating Activities	(7,451)	(10,542)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	—	8,000
Proceeds from other loans	5,000	5,500
Net cash provided by Financing Activities	5,000	13,500

Net Increase (Decrease) in Cash	(2,451)	2,958
Beginning Cash Balance	3,051	93
Ending Cash Balance	$600	$3,051

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

Prestige Capital Corporation

Notes to the Audited Financial Statements

December 31, 2014 and 2013

NOTE 1 – ORGANIZATION

Prestige Capital Corporation (the “Company”) was organized under the laws of the State of Utah on February 7, 1986 under the name of Hood Ventures, Inc. On December 31, 1998, the name was changed to Prestige Capital Corporation. On December 31, 1998, Hood Ventures, Inc. of Utah merged with Prestige Capital Corporation, a Nevada Corporation, leaving the Nevada Corporation as the surviving company. After a period of dormancy, the Company experienced a significant change in shareholder ownership on June 21, 2006 and is considered to be reactivated as of that date and is currently seeking business opportunities or potential business acquisitions. The Company currently has no revenue-generating activities. The Company does not intend to pay dividends in the foreseeable future.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on June 21, 2006. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Prestige Capital Corporation

Notes to the Audited Financial Statements

December 31, 2014 and 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2014 and 2013.

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

Prestige Capital Corporation

Notes to the Audited Financial Statements

December 31, 2014 and 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Basic and Diluted Net income (Loss) per Share - continued

number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

For the years ended December 31, 2014 and 2013, all of the Company’s potentially dilutive securities (warrants, options, and convertible preferred stock) were excluded from the computation of diluted earnings per share as they were anti-dilutive.

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Loans – A shareholder and prior officer of the Company covered corporate expenses and loaned cash to the Company amounting to $93,962. These loans were sold to third parties in 2011.  No amounts were repaid to the note holders.  As of December 31, 2014 and December 31, 2013, the amount due for accrued interest was $42,668 and $35,149. The interest expense on the loans for the year ended December 31, 2014 was $7,517. The above-mentioned loans are due on demand and accrue interest at an annual rate of 8%.

During the year ended December 31, 2013, the Company borrowed $8,000 from a related party. The notes are unsecured, due on demand, and bear interest at 8% per annum. Accrued interest through December 31, 2014 and December 31, 2013 was $8,072 and $5,232, respectively. No payments on principle or interest have been made to date. Interest expense for the year ended December 31, 2014 was $2,840.

As of the year ended December 31, 2014 and 2013, the Company incurred $10,400 and $18,200, respectively in professional expenses to a related party.

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

NOTE 6 - INCOME TAXES

At December 31, 2014, the Company has available unused net operating loss carryforwards of approximately $244,922, which may be applied against future taxable income and which expire in various years from 2021 through 2033. Due to a substantial change in the Company’s ownership during June 2006, there will be an annual limitation on the amount of previous net operating loss carryforwards that can be utilized.

Prestige Capital Corporation

Notes to the Audited Financial Statements

December 31, 2014 and 2013

NOTE 6 - INCOME TAXES – continued

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $36,378 and $32,394 as of December 31, 2014 and 2013, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $4,344 during the year ended December 31, 2014.

Reconciliation between income taxes at the statutory rate and the actual income tax provision for continuing operations is as follows:

	2014	2013
Statutory rate (expense)	(15%)	(15%)
Tax effects of:
Valuation allowance	15%	15%
Reported provision for income taxes	0%	0%

NOTE 7 - RECENT PRONOUNCEMENT

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

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Prestige Capital Corporation

Notes to the Audited Financial Statements

December 31, 2014 and 2013

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair measurement.

NOTE 9 – SUBSEQUENT EVENTS

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

For the year ended December 31, 2014, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Joseph C. Cannella	45	Director and President	September 2011 until our next annual meeting.

Mr. Cannella’s professional experience includes over 15 years in managing and developing businesses in the restaurant industry. He is currently the owner and manager of Cannella’s Restaurant, located in Salt Lake City, Utah. His primary business experience includes being a partner and executive with Premium Source Merchandising, located in Los Angeles, California, and he helped to build this business over a five year period from a start-up company to over $5 million in annual sales. Mr. Cannella’s management and business expertise will be a valuable component to our future success. Mr. Cannella received a BBA in Marketing in 1991 from Loyola Marymount University, located in Los Angeles, California.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Cannella, did not receive any compensation from the Company during the year ended December 31, 2014 and he has not received any cash nor non-cash compensation from us during the past two fiscal years. In addition he has no outstanding equity awards at year end.

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

Compensation of Directors

We have no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. We did not pay any compensation to our directors during the year ended December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 2,532,200 shares of common stock outstanding as of February 13, 2015.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

During the past two fiscal years and through the date of this report, we have not engaged in or propose to engage in any transactions involving our executive officers, directors, more than 5% stockholders, or immediate family members of those persons.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by our principal accounting firm, KLJ & Associates, LLP, in connection with the audit of our financial statements and other professional services.

	2013	2014
Audit fees	$5,600	$5,600
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

Audit fees represent fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountant in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of Prestige Capital Corporation are included in this report under Item 8 on pages 14 through 24.

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

PRESTIGE CAPITAL CORPORATION

Date: March 17, 2015	By:	/s/Joseph C. Cannella
Joseph C. Cannella, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2015	By:	/s/ Joseph C. Cannella
Joseph C. Cannella
President and Director
Principal Financial Officer

