Form 10-Q
period 2015-03-31
PRESTIGE CAPITAL CORP
filed 2015-05-13
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of May 5, 2015 was 2,532,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

March 31, 2015

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets
Cash	$2,591	$600
Total Current Assets	2,591	600
Total Assets	$2,591	$600
Liabilities and Stockholders' Deficit
Liabilities
Current Liabilities
Accounts payable – related party	$45,800	$43,000
Accrued interest	54,514	51,700
Loan payable - related party	129,462	129,462
Loan payable - other	15,500	10,500
Total Current Liabilities	245,276	234,662
Total Liabilities	245,276	234,662
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding at March 31, 2015 and December 31, 2014	2,532	2,532
Additional paid in capital	547,677	547,677
Accumulated deficit	(792,894)	(784,271)
Total Stockholders' Deficit	(242,685)	(234,062)
Total Liabilities and Stockholders' Deficit	$2,591	$600

The accompanying notes are an integral part of these condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014

Revenues	$—	$—
Operating Expenses
General and Administrative	5,809	5,834
Loss from Operations	(5,809)	(5,834)

Non-Operating Income (Expense)
Related party interest expense	(2,589)	(2,589)
Other interest expense	(225)	(121)
Total non-operating expense	(2,814)	(2,710)

Net loss before income taxes	(8,623)	(8,544)

Income taxes	—	—

Net Loss	$(8,623)	$(8,544)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,532,200

The accompanying notes are an integral part of these condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,623)	$(8,544)
Adjustments to reconcile Net Income to net cash provided by operations:
Changes in assets and liabilities
Increase (decrease) in accounts payable	2,800	2,800
Increase in accrued interest	2,814	2,710
Net cash used in operating activities	(3,009)	(3,034)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) by investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other loans	5,000	5,000
Net cash provided by financing activities	5,000	5,000
Net Increase (Decrease) in Cash	1,991	1,966
Beginning Cash Balance	600	3,051
Ending Cash Balance	$2,591	$5,017

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

March 31, 2015

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the operating results for the full year ended December 31, 2015.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on June 21, 2006 totaling $409,145. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through March 31, 2015. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

March 31, 2015

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Loans – A former shareholder and officer of the Company has covered corporate expenses and loaned cash to the Company for which the Company is now indebted to this related party amounting to $93,962 as of March 31, 2015 and December 31, 2014, respectively.  No amounts were repaid to the shareholder.  As of March 31, 2015 and December 31, 2014, the amount due to the shareholders for accrued interest was $44,545 and $37,028, respectively. The interest expense on the loans for the three months ended March 31, 2014 and 2015 totaled $1,879 and $1,879 respectively. The above mentioned shareholder loans are due on demand and had interest imputed at an annual rate of 8%.

The Company is indebted to another related party in the amount of $35,500 for loans through the period ended March 31, 2015. The notes are unsecured, due on demand, and bear interest at 8% per annum. Interest expense for the three months ended March 31, 2014 and 2015 totaled $710 and $710, respectively. No payments on principal or interest have been made to date.

NOTE 5 - RECENT PRONOUNCEMENT

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

NOTE 6 – SUBSEQUENT EVENTS

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

Our cash increased to $2,591 at March 31, 2015 from $600 at December 31, 2014. Our total liabilities increased to $245,276 at March 31, 2015 from $234,662 at December 31, 2014 primarily due to borrowing $5,000 from a third party to fund our operations, recording accounts payable of $2,800 for accounts and services paid on our behalf by related parties, along with a $2,814 increase in accrued interest on loans.

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

Results of Operations

We did not record revenues in either of the 2015 or 2014 first quarters. General and administrative expense decreased to $5,809 for the 2015 first quarter compared to $5,834 for the 2014 first quarter. The general and administrative expense decrease for the 2015 first quarter reflects reductions in operational costs.

Total other expense increased to $2,814 for the 2015 first quarter compared to $2,710 the 2014 first quarter. The increases are primarily due to interest expense related to loans.

Our net loss increased to $8,623 for the 2015 first quarter compared to $8,544 for the 2014 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

As of March 31, 2015 the Company has borrowed $35,500 from First Equity Holdings Corp, a stockholder. These notes are unsecured, due on demand, and bear interest at 8% per annum. No payments for principle or interest have been made to date for these loans. The accrued interest on these loans was $8,782 at March 31, 2015. In addition, First Equity Holdings Corp. provided or paid on our behalf administrative and professional services and out-of-pocket costs in the amount of $2,800 during the 2015 first quarter.

During 2011 the Company owed $93,962 to Whitney O. Cluff, our former President. Mr. Cluff sold this loan to third parties in 2011. The accrued interest on this loan was $44,545 at March 31, 2015. This loan is due on demand and has interest imputed at an annual rate of 8%.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PRESTIGE CAPITAL CORPORATION

Date: May 13, 2015	By:	/s/ Joseph C. Cannella
Joseph C. Cannella
President and Director
Principal Financial Officer

