Form 10-Q
period 2015-09-30
PRESTIGE CAPITAL CORP
filed 2015-11-09
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of November 4, 2015 was 2,532,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

September 30, 2015

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Current Assets
Cash	$2,373	$600
Total Current Assets	2,373	600

Total Assets	$2,373	$600

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable – related party	$49,400	$43,000
Accrued interest	60,363	51,700
Loan payable - related party	129,462	129,462
Loan payable - other	17,900	10,500
Total Current Liabilities	257,125	234,662
Total Liabilities	257,125	234,662

Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding at September 30, 2015 and December 31, 2014	2,532	2,532
Additional paid in capital	547,677	547,677
Accumulated deficit	(804,961)	(784,271)
Total Stockholders' Deficit	(254,752)	(234,062)

Total Liabilities and Stockholders' Deficit	$2,373	$600

The accompanying notes are an integral part of these condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended Sept 30, 2015	Three Months Ended Sept 30, 2014	Nine Months Ended Sept 30, 2015	Nine Months Ended Sept 30, 2014

Revenues	$—	$—	$—	$—
Operating Expenses
General and administrative	3,009	3,909	12,027	13,702
Total expenses	3,009	3,909	12,027	13,702
Loss from Operations	(3,009)	(3,909)	(12,027)	(13,702)

Other Income (Expense)
Related party interest expense	(2,590)	(2,589)	(7,769)	(7,768)
Other interest expense	(358)	(210)	(894)	(540)
Total Other Income (Expense)	(2,948)	(2,799)	(8,663)	(8,308)

Net loss before income taxes	(5,957)	(6,708)	(20,690)	(22,010)

Income taxes	—	—	—	—

Net Loss	$(5,957)	$(6,708)	$(20,690)	$(22,010)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,532,200	2,532,200	2,532,200

The accompanying notes are an integral part of these condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(20,690)	$(22,010)
Adjustments to reconcile Net Income to net cash provided by operations:
Changes in assets and liabilities
Increase (decrease) in accounts payable	6,400	8,000
Increase in accrued interest	8,663	8,308
Net cash used in operating activities	(5,627)	(5,702)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other loans	7,400	5,000
Net cash provided by financing activities	7,400	5,000

Net Increase (Decrease) in Cash	1,773	(702)
Beginning Cash Balance	600	3,051
Ending Cash Balance	$2,373	$2,349

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

September 30, 2015

NOTE 1 – Condensed Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements as reported in its Form 10-K. The results of operations for the nine-month period ended September 30, 2015 are not necessarily indicative of the operating results for the full year ended December 31, 2015.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on June 21, 2006 totaling $421,212. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through September 30, 2015. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

September 30, 2015

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Loans – A former shareholder and officer of the Company has covered corporate expenses and loaned cash to the Company for which the Company is now indebted to this related party amounting to $93,962 as of September 30, 2015 and December 31, 2014, respectively.  No amounts were repaid to the shareholder.  As of September 30, 2015 and December 31, 2014, the amount due to the shareholders for accrued interest was $48,304 and $42,666, respectively. The interest expense on the loans for the nine months ended September, 2014 and 2015 totaled $5,638 and $5,638 respectively. The above mentioned shareholder loans are due on demand and had interest imputed at an annual rate of 8%.

The Company is indebted to another related party in the amount of $35,500 for loans through the period ended September 30, 2015. The notes are unsecured, due on demand, and bear interest at 8% per annum. Interest expense for the nine months ended September 30, 2014 and 2015 totaled $2,130 and $2,130, respectively. No payments on principal or interest have been made to date.

NOTE 5 - RECENT PRONOUNCEMENT

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements

NOTE 6 – SUBSEQUENT EVENTS

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

Our cash increased to $2,373 at September 30, 2015 from $600 at December 31, 2014. Our total liabilities increased to $257,125 at September 30, 2015 from $234,662 at December 31, 2014 primarily due to borrowing $7,400 from a third party to fund our operations, recording accounts payable of $6,400 for accounts and services paid on our behalf by related parties, along with a $8,663 increase in accrued interest on loans.

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

Results of Operations

We did not record revenues in either 2015 or 2014. General and administrative expense decreased to $12,027 for the 2015 nine month period compared to $13,702 for the 2014 nine month period. General and administrative expense decreased to $3,009 for the 2015 third quarter compared to $3,909 for the 2014 third quarter. The general and administrative expense decrease for the 2015 interim periods reflects reductions in consulting fees.

Total other expense increased to $8,663 for the 2015 nine month period compared to $8,308 the 2014 nine month period and increased to $2,948 for the 2015 third quarter compared to $2,799 the 2014 third quarter. The increases are due to interest expense related to loans.

Our net loss decreased to $20,690 for the 2015 nine month period compared to $22,010 for the 2014 nine month period and decreased to $5,957 for the 2015 third quarter compared to $6,708 for the 2014 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

As of September 30, 2015 the Company has borrowed $35,500 from First Equity Holdings Corp, a stockholder and borrowed $17,900 from third parties. These notes are unsecured, due on demand, and bear interest at 8% per annum. Interest expense for these loans for the nine months ended September 30, 2015 and 2014 totaled $3,025 and $2,671, respectively. No payments for principle or interest have been made to date for these loans. In addition, First Equity Holdings Corp. provided or paid on our behalf administrative and professional services and out-of-pocket costs in the amount of $6,400 during the 2015 nine month period.

During 2011 the Company owed $93,962 to Whitney O. Cluff, our former President. Mr. Cluff sold this loan to third parties in 2011. The accrued interest on this loan was $48,304 at September 30, 2015. This loan is due on demand and has interest imputed at an annual rate of 8%.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed third fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PRESTIGE CAPITAL CORPORATION

Date: November 9, 2015	By:	/s/ Joseph C. Cannella
Joseph C. Cannella
President and Director
Principal Financial Officer

