Form 10-K
period 2015-12-31
PRESTIGE CAPITAL CORP
filed 2016-03-30
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The number of shares outstanding of the registrant’s common stock as of March 15, 2016, was 2,532,200.

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

PART I

ITEM 1. BUSINESS

Historical Development

Prestige Capital Corporation (the “Company”) was organized under the laws of the State of Utah on February 7, 1986 under the name of Hood Ventures, Inc. On December 31, 1998, Hood Ventures, Inc. of Utah completed a domicile merger with Prestige Capital Corporation, a Nevada Corporation. The Company was inactive from 2002 and was reactivated in June 2006.

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

Our management will analyze the business opportunities; however, our sole Director and President is not a professional business analyst. (See Part III, Item 10, below.) Our President has not had any experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Due to his lack of experience with mergers and acquisitions, he may rely on principal stockholders or associates, or promoters or their affiliates to assist in the investigation and selection of business opportunities.

Certain conflicts of interest exist or may develop between the Company and our President. Mr. Taylor has other business interests to which he currently devotes attention, which includes his vehicle leasing business (See Part III, Item 10, below.) Our President may be expected to continue to devote his attention to this other business interest although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to us.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2015, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2015, the Company had negative working capital of $261,523, we have not generated revenues and we have realized net losses since reactivation on June 21, 2006. Based on these factors our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

There is currently minimal trading of our common stock and liquidity of shares of our common stock is limited.

Our shares of common stock are quoted on the OTC Bulletin Board, but have minimal trading activity as of the date of this report. Further, no active public trading market is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business or the Company files and obtains effectiveness of a registration statement under the Securities Act of 1933, as amended (the “Securities Act”). Therefore, outstanding shares of common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from, registration under the Securities Act and any other applicable federal or state securities laws or regulations. Stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions; namely, common stock may not be sold in open market transactions until one year after:

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “PGEC.” There is currently minimal trading of our shares of common stock. Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger. In any event, no assurance can be given that any market for our common stock will develop or be maintained. The following table presents the range of the high and low trading prices of our common stock for each quarter of the years ended December 31, 2015 and 2014 as reported by the OTC Bulletin Board. Bid and ask quotations are available when there are two or more market makers and those quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

	2015		2014
Fiscal Quarter Ended	High	Low	High	Low
March 31	—	—	$0.75	$0.75
June 30	$2.00	$2.00	—	—
September 30	—	—	1.00	1.00
December 31	1.65	1.35	1.15	1.15

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

Holders

We had 94 stockholders of record of our common stock as of March 15, 2016; not including an indeterminate number of shareholders who may hold shares in “street name.”

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are an emerging growth company that has not recorded revenues for the past two fiscal years. In the past we relied upon management to provide funding for our operations and we are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Our cash decreased to $349 at December 31, 2015 compared to $600 at December 31, 2014. Our total liabilities increased to $261,872 at December 31, 2015 compared to $234,662 at December 31, 2014. The increase in total liabilities for 2015 is primarily due third party loans totaling $7,400, accrued interest of $11,610 and accounts payable totaling $8,200 representing amounts for professional services provided to or paid on our behalf by a stockholder. During the year ended December 31, 2014 we relied on loans totaling $5,000 and professional services paid on our behalf totaling $10,400.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through advances and loans provided by management, significant stockholders or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

We did not record revenues in either 2014 or 2015. General and administrative expense decreased to $15,851 for 2015 compared to $17,851 for 2014. The decrease for 2015 primarily reflects a reduction in professional services and consulting fees.

Total other expense increased to $11,610 for 2015 compared to $11,107 for 2014 due to interest expense related to loans.

Accordingly, our net loss decreased to $27,461 for 2015 compared to $28,958 for 2014. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments

The Company has borrowed a total of $35,500 from First Equity Holdings Corp, a stockholder. This note is unsecured, due on demand, and bears interest at 8% per annum. At December 31, 2015 accrued interest for this loan totaled $10,912. No payments for principle or interest have been made to date for this loan. In addition First Equity Holdings Corp. provided or paid on our behalf professional services in the amount of $8,200 during 2015 and $10,400 for 2014.

In 2011 the Company owed $93,962 to Whitney O. Cluff, our former President. Mr. Cluff sold this loan to third parties in 2011. The accrued interest on this loan is $50,183 at December 31, 2015. This loan is due on demand and has interest imputed at an annual rate of 8%. The interest expense on the loan for the year ended December 31, 2015 was $7,517.

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

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Prestige Capital Corp.

We have audited the accompanying balance sheets of Prestige Capital Corp. (the “Company”) as of December 31, 2015 and 2014 , and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2015 and 2014. Prestige Capital Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of Prestige Capital Corp. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company has suffered net losses and has had negative cash flows from operating activities during the years ended December 31, 2015 and 2014. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP
KLJ & Associates, LLP
Edina, MN
March 29, 2016

5201 Eden Ave

Suite 300

Edina, MN 55436

630.277.2330

PRESTIGE CAPITAL CORPORATION

Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS
Current Assets
Cash	$349	$600
Total Current Assets	349	600

Total Assets	$349	$600

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current Liabilities
Accounts Payable	$—	$—
Accounts Payable – related party	51,200	43,000
Accrued Interest	63,310	51,700
Loans Payable – related parties	129,462	129,462
Loans Payable – other	17,900	10,500
Total Current Liabilities	261,872	234,662
Total Liabilities	261,872	234,662

Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding at December 31, 2015 and 2014	2,532	2,532
Additional Paid in Capital	547,677	547,677
Accumulated Deficit	(811,732)	(784,271)
Total Stockholders' Deficit	(261,523)	(234,062)

Total Liabilities and Stockholders' Deficit	$349	$600

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

Revenues	$—	$—
Operating Expenses
General and administrative	15,851	17,851
Loss from Operations	(15,851)	(17,851)

Other Expenses
Related party interest expense	(10,356)	(10,356)
Other interest expense	(1,254)	(751)
Total other expense	(11,610)	(11,107)

Net Loss before income taxes	(27,461)	(28,958)
Income taxes	—	—

Net Loss	$(27,461)	$(28,958)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,532,200

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2014 and 2015

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit

Balance – December 31, 2013	2,532,200	$2,532	$547,677	$(755,313)
Net (loss) for the year ended December 31, 2014	—	—	—	(28,958)
Balance – December 31, 2014	2,532,200	2,532	547,677	(784,271)
Net (loss) for the year ended December 31, 2015	—	—	—	(27,461)
Balance – December 31, 2015	2,532,200	$2,532	$547,677	$(811,732)

PRESTIGE CAPITAL CORPORATION

Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(27,461)	$(28,958)
Adjustments to reconcile Net Loss to Net cash provided by (used in) operations:	—	—
Changes in assets and liabilities
Increase in accounts payable	8,200	10,400
Increase in accrued interest	11,610	11,107
Net cash provided by (used in) Operating Activities	(7,651)	(7,451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other loans	7,400	5,000
Net cash provided by Financing Activities	7,400	5,000

Net Increase (Decrease) in Cash	(251)	(2,451)
Beginning Cash Balance	600	3,051
Ending Cash Balance	$349	$600

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

Prestige Capital Corporation

Notes to the Financial Statements

December 31, 2015 and 2014

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

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on June 21, 2006 totaling $427,983. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Prestige Capital Corporation

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2015 and 2014.

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

Prestige Capital Corporation

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Basic and Diluted Net income (Loss) per Share - continued

For the years ended December 31, 2015 and 2014, all of the Company’s potentially dilutive securities (warrants, options, and convertible preferred stock) were excluded from the computation of diluted earnings per share as they were anti-dilutive.

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Loans – A shareholder and prior officer of the Company has covered corporate expenses and loaned cash to the Company to $93,962 as of December 31, 2015 and December 31, 2014.  These loans were sold to third parties in 2011. No amounts were repaid to the note holders.  As of December 31, 2015 and December 31, 2014, the amount due to the shareholders for accrued interest was $50,183 and $42,668. The interest expense on the loans for the year ended December 31, 2015 was $7,517. The above-mentioned shareholder loans are due on demand and had interest imputed at an annual rate of 8%.

In prior years the Company borrowed $35,500 from a related party. The notes are unsecured, due on demand, and bear interest at 8% per annum. Accrued interest through December 31, 2015 and December 31, 2014 was $10,912 and $8,072, respectively. No payments on principle or interest have been made to date. Interest expense for the year ended December 31, 2015 was $2,840.

As of the year ended December 31, 2015 and 2014, the Company incurred $8,200 and $10,400, respectively in professional expenses to a related party.

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

NOTE 6 - INCOME TAXES

At December 31, 2015, the Company has available unused net operating loss carryforwards of approximately $272,383, which may be applied against future taxable income and which expire in various years from 2022 through 2034. Due to a substantial change in the Company’s ownership during June 2006, there will be an annual limitation on the amount of previous net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $40,857 and $36,378 as of December 31, 2015 and 2014, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $4,479 during the year ended December 31, 2015.

Prestige Capital Corporation

Notes to the Financial Statements

December 31, 2015 and 2014

NOTE 6 - INCOME TAXES – continued

Reconciliation between income taxes at the statutory rate and the actual income tax provision for continuing operations is as follows:

	2015	2014
Statutory rate (expense)	(15%)	(15%)
Tax effects of: Valuation allowance	15%	15%
Reported provision for income taxes	0%	0%

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

Prestige Capital Corporation

Notes to the Financial Statements

December 31, 2015 and 2014

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements between the Company and our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedures during the last two fiscal year.

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

For the year ended December 31, 2015, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Pursuant to a Board resolution dated March 28, 2016, the Board appointed Robert C. Taylor to fill one of the two director vacancies on the Board. Subsequently, the Board accepted the resignation of Joseph C. Cannella as Director, President and Secretary/Treasurer of the Company. Mr. Cannella decided to resign his management positions with the Company to pursue other interests. He has not expressed any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On that same date, the Board appointed Mr. Taylor to serve as the President, Secretary and Treasurer of the Company.

Mr. Taylor is 82 years old and owns and operates a vehicle leasing company. Mr. Taylor’s experience (See Item 10, below) owning and operating his own vehicle leasing business may prove helpful in our search and selection of a business opportunity. During the past ten years he has not been involved in any legal proceedings that are material to an evaluation of his ability or integrity. Prior to his appointment, Mr. Taylor was a less than 5% shareholder of the Company and he has no family relationship with Mr. Cannella.

The Company has not entered into any written compensation agreement with Mr. Taylor as of the date of this report, but the Company may enter into such an agreement in the future.

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

Name	Age	Position Held	Director Term
Robert C. Taylor	82	Director President, Secretary and Treasurer	March 2016 until our next annual meeting.

Robert C. Taylor: Since October 1996 Robert has been the President of HTS Leasing Co., a Utah corporation that leases cars and trucks. He directs the operations of that company. Mr. Taylor’s experience owning and operating his own vehicle leasing business may prove helpful in our search and selection of a business opportunity.

During the past ten years Mr. Taylor has not: (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our former principal executive officer, Mr. Cannella, did not receive any compensation from the Company during the year ended December 31, 2015 and he has not received any cash nor non-cash compensation from us during the past two fiscal years. In addition he has no outstanding equity awards at year end.

We have not entered into an employment contract with any executive officer and compensation, if any, will be determined at the discretion of our board of directors. In addition, we do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Compensation of Directors

We have no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. We did not pay any compensation to our directors during the year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 2,532,200 shares of common stock outstanding as of March 15, 2016.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Tryant, LLC (1) 1608 W 2225 S Woods Cross, UT 84067	520,000	20.54
(1) Mr. Daniel Drummond is the managing director of Tryant, LLC and these shares are considered beneficially controlled by Mr. Drummond.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Robert C. Taylor	94,572	3.73
Directors and officers as a group	94,572	3.73

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

	2014	2015
Audit fees	$5,600	$5,600
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

PRESTIGE CAPITAL CORPORATION

By: /s/ Robert C. Taylor

    Robert C. Taylor, President

Date: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert C. Taylor

Robert C. Taylor

President and Director

Principal Financial Officer

Date: March 30, 2016

