Form 10-Q
period 2016-06-30
PRESTIGE CAPITAL CORP
filed 2016-08-09
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of August 1, 2016 was 2,532,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

June 30, 2016

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets
Cash	$324	$349
Total Current Assets	324	349
Total Assets	$324	$349
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$300	$—
Accounts payable – related party	54,900	51,200
Accrued interest	69,284	63,310
Notes payable - related party	129,462	129,462
Notes payable - other	21,900	17,900
Total Current Liabilities	275,846	261,872
Total Liabilities	275,846	261,872
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding at June 30, 2016 and December 31, 2015	2,532	2,532
Additional paid in capital	547,677	547,677
Accumulated deficit	(825,731)	(811,732)
Total Stockholders' Deficit	(275,522)	(261,523)
Total Liabilities and Stockholders' Deficit	$324	$349

The accompanying notes are an integral part of these condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Revenues	—	—	—	—
Operating Expenses
General and administrative	2,916	3,209	8,025	9,018
Total expenses	2,916	3,209	8,025	9,018
Loss from Operations	(2,916)	(3,209)	(8,025)	(9,018)

Other Income (Expense)
Related party interest expense	(2,589)	(2,589)	(5,178)	(5,179)
Other interest expense	(438)	(312)	(796)	(536)
Total Other Income (Expense)	(3,027)	(2,901)	(5,974)	(5,715)

Net loss before income taxes	(5,943)	(6,110)	(13,999)	(14,733)

Income taxes	—	—	—	—

Net Loss	$(5,943)	$(6,110)	$(13,999)	$(14,733)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,532,200	2,532,200	2,532,200

The accompanying notes are an integral part of these condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(13,999)	$(14,733)
Adjustments to reconcile Net Income to net cash provided by operations:
Changes in assets and liabilities
Increase (decrease) in accounts payable	4,000	4,700
Increase in accrued interest	5,974	5,715
Net cash used in operating activities	(4,025)	(4,318)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other notes	4,000	7,400
Net cash provided by financing activities	4,000	7,400
Net Increase (Decrease) in Cash	(25)	3,082

Beginning Cash Balance	349	600

Ending Cash Balance	$324	$3,682

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

June 30, 2016

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements as reported in its Form 10-K. The results of operations for the six-month period ended June 30, 2016 are not necessarily indicative of the operating results for the full year ended December 31, 2016.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on June 21, 2006 totaling $441,982. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through June 30, 2016. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

June 30, 2016

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Loans – A former shareholder and officer of the Company has covered corporate expenses and loaned cash to the Company for which the Company is now indebted to this related party amounting to $93,962 as of June 30, 2016 and December 31, 2015, respectively.  No amounts were repaid to the shareholder.  As of June 30, 2016 and December 31, 2015, the amount due to the shareholders for accrued interest was $52,062 and $44,545, respectively. The interest expense on the loans for the three months ended June 30, 2015 and 2016 totaled $1,879 and $1,879 respectively. The above mentioned shareholder loans are due on demand and had interest imputed at an annual rate of 8%.

The Company is indebted to another related party in the amount of $35,500 for loans through the period ended June 30, 2016. The notes are unsecured, due on demand, and bear interest at 8% per annum. Interest expense for the six months ended June 30, 2015 and 2016 totaled $1,420 and $1,420, respectively. No payments on principal or interest have been made to date.

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

Our cash decreased to $324 at June 30, 2016 from $349 at December 31, 2015. Our total liabilities increased to $275,846 at June 30, 2016 from $261,872 at December 31, 2015 primarily due to borrowing $4,000 from a third party to fund our operations, recording accounts payable of $3,700 for accounts and services paid on our behalf by related parties, along with a $5,974 increase in accrued interest on notes payable.

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

Results of Operations

We did not record revenues in either 2016 or 2015. General and administrative expense decreased to $8,025 for the 2016 six month period compared to $9,018 for the 2015 six month period. General and administrative expense decreased to $2,916 for the 2016 second quarter compared to $3,209 for the 2015 second quarter. The general and administrative expense decrease for the 2016 six month period reflects reductions in consulting fees.

Total other expense increased to $5,974 for the 2016 six month period compared to $5,715 the 2015 six month period. Total other expense increased to $3,027 for the 2016 second quarter compared to $2,901 the 2015 second quarter. The increases are due to interest expense related to notes payable.

Our net loss decreased to $13,999 for the 2016 six month period compared to $14,733 for the 2015 six month period. Our net loss decreased to $5,943 for the 2016 second quarter compared to $6,110 for the 2015 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

The Company has borrowed a total of $35,500 from First Equity Holdings Corp, a stockholder. This note payable is unsecured, due on demand, and bears interest at 8% per annum. At June 30, 2016 accrued interest for this note payable totaled $1,420. No payments for principle or interest have been made to date for this note. In addition First Equity Holdings Corp. provided or paid on our behalf professional services in the amount of $3,700 during the 2016 six month period.

In 2011 the Company owed $93,962 to Whitney O. Cluff, our former President. Mr. Cluff sold this loan to third parties in 2011. The accrued interest on this note payable is $53,941 at June 30, 2016. This note payable is due on demand and has interest imputed at an annual rate of 8%. The interest expense on the note payable for the six month period ended June 30, 2016 was $3,758.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PRESTIGE CAPITAL CORPORATION

Date: August 8, 2016	By:	/s/ Robert C. Taylor
Robert C. Taylor
President and Director
Principal Financial Officer

