Form 10-Q
period 2016-09-30
PRESTIGE CAPITAL CORP
filed 2016-10-31
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of October 26, 2016 was 2,532,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

September 30, 2016

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$3,202	$349
Total Current Assets	3,202	349
Total Assets	$3,202	$349
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable – related party	$56,500	$51,200
Accrued interest	72,377	63,310
Notes payable - related parties	129,462	129,462
Notes payable - other	26,400	17,900
Total Current Liabilities	284,739	261,872
Total Liabilities	284,739	261,872
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding at September 30, 2016 and December 31, 2015	2,532	2,532
Additional paid in capital	547,677	547,677
Accumulated deficit	(831,746)	(811,732)
Total Stockholders' Deficit	(281,537)	(261,523)
Total Liabilities and Stockholders' Deficit	$3,202	$349

The accompanying notes are an integral part of these condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended Sept. 30, 2016	Three Months Ended Sept. 30, 2015	Nine Months Ended Sept. 30, 2016	Nine Months Ended Sept. 30, 2015
Revenues	—	—	—	—
Operating Expenses
General and administrative	2,922	3,009	10,947	12,027
Total expenses	2,922	3,009	10,947	12,027
Loss from Operations	(2,922)	(3,009)	(10,947)	(12,027)

Other Income (Expense)
Related party interest expense	(2,589)	(2,590)	(7,767)	(7,769)
Other interest expense	(504)	(358)	(1,300)	(894)
Total Other Income (Expense)	(3,093)	(2,948)	(9,067)	(8,663)

Net loss before income taxes	(6,015)	(5,957)	(20,014)	(20,690)

Income taxes	—	—	—	—

Net Loss	$(6,015)	$(5,957)	$(20,014)	$(20,690)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,532,200	2,532,200	2,532,200

The accompanying notes are an integral part of these condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(20,014)	$(20,690)
Adjustments to reconcile Net Income to net cash
provided by operations:
Changes in assets and liabilities
Increase (decrease) in accounts payable	5,300	6,400
Increase in accrued interest	9,067	8,663
Net cash used in operating activities	(5,647)	(5,627)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) by investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other notes	8,500	7,400
Net cash provided by financing activities	8,500	7,400
Net Increase (Decrease) in Cash	2,853	1,773

Beginning Cash Balance	349	600

Ending Cash Balance	$3,202	$2,373

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

September 30, 2016

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements as reported in its Form 10-K. The results of operations for the nine-month period ended September 30, 2016 are not necessarily indicative of the operating results for the full year ended December 31, 2016.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on September 21, 2006 totaling $447,997. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through September 30, 2016. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

September 30, 2016

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Loans – A former shareholder and officer of the Company has covered corporate expenses and loaned cash to the Company for which the Company is now indebted to this related party amounting to $93,962 as of September 30, 2016 and December 31, 2015, respectively.  No amounts were repaid to the shareholder.  As of September 30, 2016 and December 31, 2015, the amount due to the shareholders for accrued interest was $55,820 and $50,183, respectively. The interest expense on the loans for the three months ended September 30, 2015 and 2016 totaled $1,879 and $1,879 respectively. The above mentioned shareholder loans are due on demand and had interest imputed at an annual rate of 8%.

The Company is indebted to another related party in the amount of $35,500 for loans through the period ended September 30, 2016. The notes are unsecured, due on demand, and bear interest at 8% per annum. Interest expense for the nine months ended September 30, 2015 and 2016 totaled $2,130 and $2,130, respectively. No payments on principal or interest have been made to date.

NOTE 5 - RECENT PRONOUNCEMENT

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

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

Our cash increased to $3,202 at September 30, 2016 from $349 at December 31, 2015. Our total liabilities increased to $284,739 at September 30, 2016 from $261,872 at December 31, 2015 primarily due to borrowing $8,500 from a third party to fund our operations, recording accounts payable of $5,300 for accounts and services paid on our behalf by related parties, along with a $9,067 increase in accrued interest on notes payable.

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

Results of Operations

We did not record revenues in either 2016 or 2015. General and administrative expense decreased to $10,947 for the 2016 nine month period compared to $12,027 for the 2015 nine month period. General and administrative expense decreased to $2,922 for the 2016 third quarter compared to $3,009 for the 2015 third quarter. The general and administrative expense decrease for the 2016 nine month period reflects reductions in consulting fees.

Total other expense increased to $9,067 for the 2016 nine month period compared to $8,663 the 2015 nine month period. Total other expense increased to $3,093 for the 2016 third quarter compared to $2,948 the 2015 third quarter. The increases are due to interest expense related to notes payable.

Our net loss decreased to $20,014 for the 2016 nine month period compared to $20,690 for the 2015 nine month period. Our net loss increased to $6,015 for the 2016 third quarter compared to $5,957 for the 2015 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

The Company has borrowed a total of $35,500 from First Equity Holdings Corp, a stockholder. This note payable is unsecured, due on demand, and bears interest at 8% per annum. At September 30, 2016 accrued interest for this note payable totaled $2,130. No payments for principle or interest have been made to date for this note. In addition First Equity Holdings Corp. provided or paid on our behalf professional services in the amount of $5,300 during the 2016 nine month period.

In 2011 the Company owed $93,962 to Whitney O. Cluff, our former President. Mr. Cluff sold this loan to third parties in 2011. The accrued interest on this note payable is $55,820 at September 30, 2016. This note payable is due on demand and has interest imputed at an annual rate of 8%. The interest expense on the note payable for the nine month period ended September 30, 2016 was $5,637.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: October 31, 2016	PRESTIGE CAPITAL CORPORATION By: /s/ Robert C. Taylor Robert C. Taylor President and Director Principal Financial Officer

