Form 10-K
period 2016-12-31
PRESTIGE CAPITAL CORP
filed 2017-03-30
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of March 15, 2017, was 2,532,200.

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

Based upon current economic conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of “going public.” But if the global economy fails to grow, then it is very possible that there would be little or no economic value for another company to enter into a transaction with Prestige.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2016, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

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

At December 31, 2016, the Company had negative working capital of $288,288, we have not generated revenues and we have an accumulated deficit of $838,497 since reactivation on June 21, 2006. Based on these factors our auditors have issued a going concern opinion. We do not anticipate that we will have revenues until we acquire or merge with a business opportunity. Accordingly, there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is advances or investments by others in our company. We must obtain a business opportunity to support our operations.

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

Holders

We had 94 stockholders of record of our common stock as of March 15, 2017; not including an indeterminate number of shareholders who may hold shares in “street name.”

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are an emerging growth company that has not recorded revenues for the past two fiscal years. In the past we have relied upon management to provide funding for our operations and we are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Our cash increased to $1,168 at December 31, 2016 compared to $349 at December 31, 2015. Our total liabilities increased to $289,456 at December 31, 2016 compared to $261,872 at December 31, 2015. The increase in total liabilities for 2016 is primarily due to third party loans totaling $8,500, accrued interest of $12,184 and accounts payable totaling $6,900 representing amounts for professional services provided to or paid on our behalf by a stockholder.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through advances and loans provided by management, significant stockholders or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

We did not record revenues in either 2016 or 2015. General and administrative expense decreased to $14,581 for 2016 compared to $15,851 for 2015. The decrease for 2016 primarily reflects a reduction in professional services and consulting fees.

Total other expense increased to $12,184 for 2016 compared to $11,610 for 2015 due to interest expense related to loans.

Accordingly, our net loss decreased to $26,765 for 2016 compared to $27,461 for 2015. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments

The Company has borrowed a total of $35,500 from First Equity Holdings Corp., a stockholder. This note is unsecured, due on demand, and bears interest at 8% per annum. At December 31, 2016 accrued interest for this loan totaled $13,752. No payments for principle or interest have been made to date for this loan. In addition First Equity Holdings Corp. provided or paid on our behalf professional services in the amount of $8,200 during 2015 and $6,900 for 2016.

In 2011 the Company owed $93,962 to Whitney O. Cluff, our former President. Mr. Cluff sold this loan to third parties in 2011. This loan is due on demand and has interest imputed at an annual rate of 8%. The interest expense on the loan for the year ended December 31, 2016 was $7,517 and the accrued interest on this loan is $57,700 at December 31, 2016.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Prestige Capital Corp.

We have audited the accompanying balance sheets of Prestige Capital Corp. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. Prestige Capital Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of Prestige Capital Corp. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company has suffered net losses and has had negative cash flows from operating activities during the years ended December 31, 2016 and 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
March 15, 2017

5201 Eden Ave

Suite 300

Edina, MN 55436

630.277.2330

PRESTIGE CAPITAL CORPORATION

Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash	$1,168	$349
Total Current Assets	1,168	349
Total Assets	$1,168	$349
Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current Liabilities
Accounts Payable	$—	$—
Accounts Payable – related party	58,100	51,200
Accrued Interest	75,494	63,310
Loans Payable – related parties	129,462	129,462
Loans Payable – other	26,400	17,900
Total Current Liabilities	289,456	261,872
Total Liabilities	289,456	261,872
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding at December 31, 2016 and 2015	2,532	2,532
Additional Paid in Capital	547,677	547,677
Accumulated Deficit	(838,497)	(811,732)
Total Stockholders' Deficit	(288,288)	(261,523)
Total Liabilities and Stockholders' Deficit	$1,168	$349

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Revenues	$—	$—
Operating Expenses
General and administrative	14,581	15,851
Loss from Operations	(14,581)	(15,851)

Other Expenses
Related party interest expense	(10,356)	(10,356)
Other interest expense	(1,828)	(1,254)
Total other expense	(12,184)	(11,610)

Net Loss before income taxes	(26,765)	(27,461)
Income taxes	—	—

Net Loss	$(26,765)	$(27,461)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,532,200

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2015 and 2016

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit

Balance – December 31, 2014	2,532,200	$2,532	$547,677	$(784,271)
Net (loss) for the year ended December 31, 2015	—	—	—	(27,461)
Balance – December 31, 2015	2,532,200	2,532	547,677	(811,732)
Net (loss) for the year ended December 31, 2016	—	—	—	(26,765)
Balance – December 31, 2016	2,532,200	$2,532	$547,677	$(838,497)

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(26,765)	$(27,461)
Adjustments to reconcile Net Loss to Net cash provided by (used in) operations:
Changes in assets and liabilities:
Increase in accounts payable	6,900	8,200
Increase in accrued interest	12,184	11,610
Net cash provided by (used in) Operating Activities	(7,681)	(7,651)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other loans	8,500	7,400
Net cash provided by Financing Activities	8,500	7,400

Net Increase (Decrease) in Cash	819	(251)
Beginning Cash Balance	349	600
Ending Cash Balance	$1,168	$349

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

Prestige Capital Corporation

Notes to the Financial Statements

December 31, 2016 and 2015

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

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on June 21, 2006 totaling $454,748. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

December 31, 2016 and 2015

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2016 and 2015.

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

Prestige Capital Corporation

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

For the years ended December 31, 2016 and 2015, all of the Company’s potentially dilutive securities (warrants, options, and convertible preferred stock) were excluded from the computation of diluted earnings per share as they were anti-dilutive.

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Loans – A shareholder and prior officer of the Company has covered corporate expenses and loaned cash to the Company to $93,962 as of December 31, 2016 and December 31, 2015.  These loans were sold to third parties in 2011. No amounts were repaid to the note holders.  As of December 31, 2016 and December 31, 2015, the amount due to the shareholders for accrued interest was $57,700 and $50,183. The interest expense on the loans for the year ended December 31, 2016 was $7,517. The above-mentioned shareholder loans are due on demand and had interest imputed at an annual rate of 8%.

In prior years the Company borrowed $35,500 from a related party. The notes are unsecured, due on demand, and bear interest at 8% per annum. Accrued interest through December 31, 2016 and December 31, 2015 was $13,752 and $10,912, respectively. No payments on principle or interest have been made to date. Interest expense for the year ended December 31, 2016 was $2,840.

As of the year ended December 31, 2016 and 2015, the Company incurred $6,900 and $8,200, respectively in professional expenses to a related party.

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

NOTE 6 – INCOME TAXES

At December 31, 2016, the Company has available unused net operating loss carryforwards of approximately $299,148, which may be applied against future taxable income and which expire in various years from 2023 through 2035. Due to a substantial change in the Company’s ownership during June 2006, there will be an annual limitation on the amount of previous net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss

Prestige Capital Corporation

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 6 – INCOME TAXES – continued

carryforwards. The net deferred tax assets are approximately $44,782 and $40,857 as of December 31, 2016 and 2015, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $4,015 during the year ended December 31, 2016.

Reconciliation between income taxes at the statutory rate and the actual income tax provision for continuing operations is as follows:

	2016	2015
Statutory rate (expense)	(15%)	(15%)
Tax effects of:
Valuation allowance	15%	15%
Reported provision for income taxes	0%	0%

NOTE 7 – RECENT PRONOUNCEMENT

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

December 31, 2016 and 2015

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements between the Company and our independent principal accounting firm related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedures during the last two fiscal year.

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

For the year ended December 31, 2016, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Robert C. Taylor	83	Director President, Secretary and Treasurer	March 2016 until our next annual meeting.

Robert C. Taylor: Since October 1996 Mr. Taylor has been the President and directs the operations of HTS Leasing Co., a Utah corporation that leases cars and trucks. Mr. Taylor’s experience owning and operating his own vehicle leasing business may prove helpful in our search and selection of a business opportunity.

During the past ten years Mr. Taylor has not: (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) been found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Taylor, did not receive any compensation from the Company during the year ended December 31, 2016 and he has not received any cash nor non-cash compensation from us during the past two fiscal years. In addition he has no outstanding equity awards at year end.

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

Compensation of Directors

We have no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. We did not pay any compensation to our directors during the year ended December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 2,532,200 shares of common stock outstanding as of March 15, 2017.

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

	2016	2015
Audit fees	$5,600	$5,600
Audit-related fees	0	0
Tax fees	0	0
All other fees	$0	$0

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

(a)(3) Exhibits

The following documents have been filed as part of this report.

Exhibits

No.	Description
3(i).1	Articles of Incorporation (Incorporated by reference to exhibit 3(i) to Form 10-KSB, filed December 3, 1999)
3(i).2	Amended Articles of Incorporation (Incorporated by reference to exhibit 3(i)(a) to Form 10-KSB, filed April 15, 2008)
3(ii)	Bylaws (Incorporated by reference to exhibit 3(ii) to Form 10-KSB, filed December 3, 1999)
14.1	Code of Ethics (Incorporated by reference to exhibit 14.1 to Form 10-KSB, filed April 15, 2008)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

PRESTIGE CAPITAL CORPORATION

By: /s/ Robert C. Taylor

    Robert C. Taylor, President

Date: March 30, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert C. Taylor

Robert C. Taylor

President and Director

Principal Financial Officer

Date: March 30, 2017

