Form 10-Q
period 2017-03-31
PRESTIGE CAPITAL CORP
filed 2017-05-11
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ Emerging growth company ☑	Accelerated filer ☐ Smaller reporting company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of May 5, 2017 was 2,532,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

March 31, 2017

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash	$1,319	$1,168
Total Current Assets	1,319	1,168
Total Assets	$1,319	$1,168
Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current Liabilities
Accounts Payable	$400	$—
Accounts Payable – related party	60,200	58,100
Accrued Interest	78,612	75,494
Loans Payable – related parties	129,462	129,462
Loans Payable – other	29,400	26,400
Total Current Liabilities	298,074	289,456
Total Liabilities	298,074	289,456
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding at March 31, 2017 and December 31, 2016	2,532	2,532
Additional Paid in Capital	547,677	547,677
Accumulated Deficit	(846,964)	(838,497)
Total Stockholders' Deficit	(296,755)	(288,288)
Total Liabilities and Stockholders' Deficit	$1,319	$1,168

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

Revenues	$—	$—
Operating Expense
General and administrative	5,349	5,109
Loss from Operations	(5,349)	(5,109)

Other Expenses
Related party interest expense	(2,590)	(2,589)
Other interest expense	(528)	(358)
Total other expense	(3,118)	(2,947)

Net Loss before income taxes	(8,467)	(8,056)

Income taxes	—	—

Net Loss	$(8,467)	$(8,056)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,532,200

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,467)	$(8,056)
Adjustments to reconcile Net Income to net cash provided by operations:
Changes in assets and liabilities
Increase (decrease) in accounts payable	2,500	2,100
Increase in accrued interest	3,118	2,947
Net cash used in operating activities	(2,849)	(3,009)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from other notes	3,000	4,000
Net cash provided by financing activities	3,000	4,000
Net Increase (Decrease) in Cash	151	991

Beginning Cash Balance	1,168	349

Ending Cash Balance	$1,319	$1,340

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

March 31, 2017

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the operating results for the full year ended December 31, 2017.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has realized net losses since reactivation on September 21, 2006 totaling $463,215. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The Company is currently in the development stage and has not realized significant sales through March 31, 2017. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and even if planned principal operations have commenced, revenues are insignificant.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

March 31, 2017

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Loans – A former shareholder and officer of the Company has covered corporate expenses and loaned cash to the Company for which the Company is now indebted to this related party amounting to $93,962 as of March 31, 2017 and December 31, 2016, respectively.  No amounts were repaid to the shareholder.  As of March 31, 2017 and December 31, 2016, the amount due to the shareholders for accrued interest was $59,579 and $57,670, respectively. The interest expense on the loans for the three months ended March 31, 2017 and 2016 totaled $1,879 and $1,879 respectively. The above mentioned shareholder loans are due on demand and had interest imputed at an annual rate of 8%.

The Company is indebted to another related party in the amount of $35,500 for loans through the period ended March 31, 2017. The notes are unsecured, due on demand, and bear interest at 8% per annum. Interest expense for the three months ended March 31, 2017 and 2016 totaled $710 and $710, respectively. No payments on principal or interest have been made to date.

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

Our cash increased to $1,319 at March 31, 2017 from $1,168 at December 31, 2016. Our total liabilities increased to $298,074 at March 31, 2017 from $289,456 at December 31, 2016 primarily due to borrowing $3,000 from a third party to fund our operations, recording accounts payable of $2,500 for accounts and services paid on our behalf by related parties, along with a $3,118 increase in accrued interest on notes payable.

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

Results of Operations

We did not record revenues in either 2017 or 2016. General and administrative expense increased to $5,349 for the three month period ended March 31, 2017 (“2017 first quarter”) compared to $5,109 for three month period ended March 31, 2016 (“2016 first quarter”). The general and administrative expense increase for the 2017 first quarter reflects additional consulting fees.

Total other expense increased to $3,118 for the 2017 first quarter compared to $2,947 the 2016 first quarter. The increases are due to interest expense related to notes payable.

Our net loss increased to $8,467 for the 2017 first quarter compared to $8,056 for the 2016 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

The Company has borrowed a total of $35,500 from First Equity Holdings Corp, a stockholder. This note payable is unsecured, due on demand, and bears interest at 8% per annum. At March 31, 2017, accrued interest for this note payable totaled $14,462. No payments for principle or interest have been made to date for this note. In addition First Equity Holdings Corp. provided or paid on our behalf professional services in the amount of $2,100 during the 2017 first quarter.

In 2011 the Company owed $93,962 to Whitney O. Cluff, our former President. Mr. Cluff sold this loan to third parties in 2011. The accrued interest on this note payable is $59,579 at March 31, 2017. This note payable is due on demand and has interest imputed at an annual rate of 8%. The interest expense on the note payable for the three month period ended March 31, 2017 was $1,879.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 11, 2017	PRESTIGE CAPITAL CORPORATION By: /s/ Robert C. Taylor Robert C. Taylor President and Director Principal Financial Officer

