Form 10-Q
period 2017-09-30
PRESTIGE CAPITAL CORP
filed 2017-11-09
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of November 3, 2017 was 2,532,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

September 30, 2017

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Current Assets
Cash	$696	$1,168
Total Current Assets	696	1,168
Total Assets	$696	$1,168
Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current Liabilities
Accounts Payable – related party	$63,200	$58,100
Accrued Interest – related party	15,895	13,752
Accrued Interest	69,113	61,742
Loans Payable – related parties	36,800	35,500
Loans Payable – other	124,362	120,362
Total Current Liabilities	309,370	289,456
Total Liabilities	309,370	289,456
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding at September 30, 2017 and December 31, 2016	2,532	2,532
Additional Paid in Capital	547,677	547,677
Accumulated Deficit	(858,883)	(838,497)
Total Stockholders' Deficit	(308,674)	(288,288)
Total Liabilities and Stockholders' Deficit	$696	$1,168

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended Sept 30, 2017	Three Months Ended Sept 30, 2016	Nine Months Ended Sept 30, 2017	Nine Months Ended Sept 30, 2016

Revenues	$—	$—	$—	$—
Operating Expenses
General and administrative	2,699	2,922	10,872	10,947
Loss from Operations	(2,699)	(2,922)	(10,872)	(10,947)

Other Income (Expense)
Related party interest expense	(723)	(710)	(2,143)	(2,130)
Other interest expense	(2,487)	(2,383)	(7,371)	(6,937)
Total other expense	(3,210)	(3,093)	(9,514)	(9,067)

Net Loss before income taxes	(5,909)	(6,015)	(20,386)	(20,014)

Income taxes	—	—	—	—

Net Loss	$(5,909)	$(6,015)	$(20,386)	$(20,014)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,532,200	2,532,200	2,532,200

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(20,386)	$(20,014)
Adjustments to reconcile Net Loss to net cash provided by (used in) operations:
Expenses paid by related party	5,100	5,300
Changes in assets and liabilities:
Increase (decrease) in accrued interest– related party	2,143	2,130
Increase in accrued interest	7,371	6,937
Net cash used in operating activities	(5,772)	(5,647)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable - related party	1,300	—
Proceeds from loans payable	4,000	8,500
Net cash provided by financing activities	5,300	8,500

Net Increase (Decrease) in Cash	(472)	2,853
Beginning Cash Balance	1,168	349
Ending Cash Balance	$696	$3,202

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

September 30, 2017

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements as reported in its Form 10-K. The results of operations for the nine-month period ended September 30, 2017 are not necessarily indicative of the operating results for the full year ended December 31, 2017.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

NOTE 3 – NOTES PAYABLE

During the nine months ended September 30, 2017, the Company borrowed $1,300 from a related party and $4,000 from third parties. These loans are due on demand and bear interest at the rate of 8%.

NOTE 4 – SUBSEQUENT EVENTS

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

As of the date of this report management has discontinued the prior investigation of a potential merger or acquisition of another company. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although we will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. In addition, any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

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

Our cash decreased to $696 at September 30, 2017 from $1,168 at December 31, 2016. Our total liabilities increased to $309,370 at September 30, 2017 from $289,456 at December 31, 2016 primarily due to borrowing $4,000 from a third party and $1,300 from a related party to fund our operations, recording accounts payable of $5,100 for accounts and services paid on our behalf by related parties, along with a $9,514 increase in accrued interest on notes payable.

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

Results of Operations

We did not record revenues in either 2017 or 2016. General and administrative expense decreased to $10,872 for the nine months ended September 30, 2017 (“2017 nine month period”) compared to $10,947 for nine months ended September 30, 2016 (“2016 nine month period”). General and administrative expense decreased to $2,699 for the three month period ended September 30, 2017 (“2017 third quarter”) compared to $2,922 for three month period ended September 30, 2016 (“2016 third quarter”).

Total other expense increased to $9,514 for the 2017 nine month period compared to $9,067 the 2016 nine month period. Total other expense increased to $3,210 for the 2017 third quarter compared to $3,093 the 2016 third quarter. The increases are due to interest expense related to notes payable.

Our net loss increased to $20,386 for the 2017 nine month period compared to $20,014 for the 2016 nine month period. Our net loss decreased to $5,909 for the 2017 third quarter compared to $6,015 for the 2016 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

The Company has borrowed a total of $36,800 from First Equity Holdings Corp, a stockholder. This note payable is unsecured, due on demand, and bears interest at 8% per annum. At September 30, 2017, accrued interest for this note payable totaled $15,895. No payments for principle or interest have been made to date for this note. In addition First Equity Holdings Corp. provided or paid on our behalf professional services in the amount of $5,100 during the 2017 nine month period.

During the nine months ended September 30, 2017, the Company borrowed $4,000 from a non-related party and borrowed $1,300 from a related party. Interest expense for the $5,300 in loans for the nine months ended September 30, 2017 was $269.

In 2011 the Company owed $93,962 to Whitney O. Cluff, our former President. Mr. Cluff sold this loan to third parties in 2011. The accrued interest on this note payable is $63,338 at September 30, 2017. This note payable is due on demand and has interest imputed at an annual rate of 8%. The interest expense on the note payable for the nine month period ended September 30, 2017 was $5,638.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 9, 2017	PRESTIGE CAPITAL CORPORATION By: /s/ Robert C. Taylor Robert C. Taylor President and Director Principal Financial Officer

