Form 10-K
period 2017-12-31
PRESTIGE CAPITAL CORP
filed 2018-03-30
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The number of shares outstanding of the registrant’s common stock as of March 16, 2018, was 2,532,200.

Documents incorporated by reference: None

In this annual report references to “Prestige,” “we,” “us,” “our” and “the Company” refer to Prestige Capital Corporation.

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

Our management will analyze the business opportunities; however, Mr. Taylor, our sole Director and President, is not a professional business analyst (See Part III, Item 10, below). He has not had any experience with mergers and acquisitions of business opportunities and has not been involved with an initial public offering. Due to his lack of experience with mergers and acquisitions, he may rely on principal stockholders or associates, or promoters or their affiliates to assist in the investigation and selection of business opportunities.

Certain conflicts of interest exist or may develop between the Company and our President. Mr. Taylor has other business interests to which he currently devotes attention, which includes his vehicle leasing business (See Part III, Item 10, below.) He may be expected to continue to devote his attention to this other business interest although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to us.

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

Effect of Existing or Probable Governmental Regulations on Business

We are subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board, the Public Companies Accounting and Oversight Board, to oversee the conduct of auditors of public companies and to strengthen auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, and compensation and oversight of the work of public companies’ auditors; prohibits certain insider trading during pension fund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

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

Research and Development and Environmental Compliance

During the year ended December 31, 2017, we have not spent any funds on research and development. Nor have we recognized any costs related to compliance with environmental laws.

Employees

We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. We will determine the need for employees based upon a specific business opportunity, if any.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information under this Item.

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

In addition to the open market trading restrictions because we are a shell company, our shares of common stock are subject to Section 15(g) and Rule 15g-9 of the Securities and Exchange Act, commonly referred to as the “penny stock” rule. The rule defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock and may affect the ability of stockholders to sell their shares. Broker-dealers who sell penny stocks to persons other than established customers and accredited investors must make a special suitability determination for the purchase of the security. Accredited investors, in general, include individuals with assets in excess of $1,000,000 (excluding their primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse, and certain institutional investors. The rules require the broker-dealer to receive the purchaser’s written consent to the transaction prior to the purchase and require the broker-dealer to deliver a risk disclosure document relating to the penny stock prior to the first transaction. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the security. Finally, monthly statements must be sent to customers disclosing recent price information for the penny stocks.

Holders

We had 94 stockholders of record of our common stock as of March 16, 2018; not including an indeterminate number of shareholders who may hold shares in “street name.”

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

Our cash decreased to $572 at December 31, 2017 compared to $1,168 at December 31, 2016. Our total liabilities increased to $315,104 at December 31, 2017 compared to $289,456 at December 31, 2016. The increase in total liabilities for 2017 is primarily due to third party and related party loans totaling $6,300, accrued interest of $12,748 and accounts payable totaling $6,600 representing amounts for professional services provided to or paid on our behalf by a stockholder. (See Item 13, below.)

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through advances and loans provided by management, significant stockholders or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

We did not record revenues in either 2017 or 2016. General and administrative expense decreased to $13,496 for 2017 compared to $14,581 for 2016. The decrease for 2017 primarily reflects a reduction in professional services and consulting fees.

Total other expense increased to $12,748 for 2017 compared to $12,184 for 2016 due to interest expense related to loans.

Accordingly, our net loss decreased to $26,244 for 2017 compared to $26,765 for 2016. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

As of December 31, 2017, the Company has borrowed a total of $37,800, including $2,300 during 2017, from First Equity Holdings Corp, a stockholder (“First Equity”). At December 31, 2017 accounts payable – related party of $58,100 due First Equity were reclassified as loans payable, resulting in an aggregate of $95,900 owed to First Equity. This loan payable is unsecured, due on demand, and bears interest at 8% per annum. At December 31, 2017, accrued interest for this loan payable totaled $16,642. No payments for principle or interest have been made to date for this loan payable. In addition, First Equity provided, or paid for on our behalf, professional services in the amount of $6,600 during 2017.

During 2017, the Company borrowed $4,000 from a non-related party and interest expense for the loans for 2017 was $263.

In 2011, the Company owed $93,962 to Whitney O. Cluff, our former President. Mr. Cluff sold this loan to third parties in 2011. The accrued interest on this loan payable is $65,217 at December 31, 2017. This loan payable is due on demand and has interest imputed at an annual rate of 8%. The interest expense on the loan payable for 2017 was $7,517.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies

Emerging Growth Company - A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. A company continues to be an emerging growth company for the first five fiscal years after it completes an initial public offering, unless one of the following occurs:

•	its total annual gross revenues are $1.07 billion or more;

•	it has issued more than $1 billion in non-convertible debt in the past three years; or

•	it becomes a “large accelerated filer,” as defined in Exchange Act Rule 12b-2.

Since we qualify as an “emerging growth company” under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

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

Tax Cuts and Jobs Act - The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. See “Note 6 – Income Taxes” in the notes to our financial statements for schedules that describe the new rates adjusted in the period enacted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRESTIGE CAPITAL CORPORATION

Financial Statements

December 31, 2017 and 2016

INDEX

Report of Pinnacle Accountancy Group of Utah, PLLC	15

Report of KLJ & Associates, LLP	16

Balance Sheets	17

Statements of Operations	18

Statements of Stockholders’ Equity	19

Statements of Cash Flows	20

Notes to the Financial Statements	21 - 24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Prestige Capital Corporation

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Prestige Capital Corporation (the Company) as of December 31 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017.

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 9, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Prestige Capital Corp.

We have audited the accompanying balance sheet of Prestige Capital Corp. (the “Company”) as of December 31, 2016, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. Prestige Capital Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of Prestige Capital Corp. as of December 31, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
March 15, 2017

5201 Eden Ave

Suite 300

Edina, MN 55436

630.277.2330

PRESTIGE CAPITAL CORPORATION

Balance Sheets

	December 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash	$572	$1,168
Total Current Assets	572	1,168
Total Assets	$572	$1,168

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current Liabilities
Accounts Payable – related party	$6,600	$58,100
Accrued interest – related party	16,642	71,452
Accrued interest	71,600	4,042
Loans Payable – related parties	95,900	129,462
Loans Payable	124,362	26,400
Total Current Liabilities	315,104	289,456
Total Liabilities	315,104	289,456
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding at December 31, 2017 and 2016	2,532	2,532
Additional Paid in Capital	547,677	547,677
Accumulated Deficit	(864,741)	(838,497)
Total Stockholders' Deficit	(314,532)	(288,288)
Total Liabilities and Stockholders' Deficit	$572	$1,168

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Operations

	Year Ended December 31, 2017	Year Ended December 31, 2016

Revenues	$—	$—
Operating Expenses
General and administrative	13,496	14,581
Loss from Operations	(13,496)	(14,581)

Other Expenses
Related party interest expense	(2,890)	(10,357)
Interest expense	(9,858)	(1,827)
Total other expense	(12,748)	(12,184)

Net Loss before income taxes	(26,244)	(26,765)
Income taxes	—	—

Net Loss	$(26,244)	$(26,765)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,532,200

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2016 and 2017

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2015	2,532,200	$2,532	$547,677	$(811,732)	$(261,523)
Net loss for the year ended December 31, 2016	—	—	—	(26,765)	(26,765)
Balance December 31, 2016	2,532,200	2,532	547,677	(838,497)	(288,288)
Net loss for the year ended December 31, 2017	—	—	—	(26,244)	(26,244)
Balance December 31, 2017	2,532,200	$2,532	$547,677	$(864,741)	$(314,532)

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Cash Flows

	Year Ended December 31, 2017	Year Ended December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(26,244)	$(26,765)
Adjustments to reconcile Net Loss to Net Cash (used in) operations:

Changes in assets and liabilities
Expenses paid by related party	6,600	6,900
Increase in accrued interest – related party	2,890	10,357
Increase in accrued interest	9,858	1,827
Net cash (used in) Operating Activities	(6,896)	(7,681)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans – related party	2,300	—
Proceeds from loans	4,000	8,500
Net cash provided by Financing Activities	6,300	8,500

Net Increase (Decrease) in Cash	(596)	819
Beginning Cash Balance	1,168	349
Ending Cash Balance	$572	$1,168

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

Conversion of accounts payable – related party to loans payable – related party	$58,100	$—
Reclassification of loans payable – related party to loans payable	$63,962	$—
Reclassification of accrued interest on loans payable – related party to accrued interest	$65,217	$—

The accompanying notes are an integral part of these financial statements.

Prestige Capital Corporation

Notes to the Financial Statements

December 31, 2017 and 2016

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

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has negative working capital of $314,532 and has incurred losses of $864,741 since inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash. Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2017 and 2016.

Fair Value of Financial Instruments

The carrying amounts reported on the balance sheets for accounts payable and accrued interest approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amounts reported for loans payable approximate fair value because the underlying instruments are at interest rates, which approximate current market rates.

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

For the years ended December 31, 2017 and 2016, the Company did not have any potentially dilutive securities (warrants, options, and convertible preferred stock) outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Loans – A shareholder and prior officer of the Company has covered corporate expenses and loaned cash to the Company amounting to $93,962 as of December 31, 2017 and December 31, 2016.  These loans were sold to third parties in 2011. No amounts were repaid to the note holders.  As of December 31, 2017 and December 31, 2016, the amount due to the shareholders for accrued interest was $65,217 and $57,700. The interest expense on the loans for the year ended December 31, 2017 was $7,517. The above-mentioned shareholder loans are due on demand and had interest imputed at an annual rate of 8%.

In 2017 it was determined that the above identified loans in the amount of $93,962 should no longer be classified as Loans payable – related party and thus were reclassified as Loans Payable. Accordingly, the accrued interest on these loans of $65,217 was reclassified to Accrued Interest.

In prior years, the Company borrowed $35,500 from a related party and an additional $2,300 during 2017. At December 31, 2017, the Company converted $58,100 in accounts payable to this related party to Loans Payable – Related Party, resulting in a $95,900 aggregate loans payable balance. The loans are unsecured, due on demand, and bear interest at 8% per annum. Accrued interest through December 31, 2017 and December 31, 2016 was $16,642 and $13,752, respectively. No payments on principle or interest have been made to date. Interest expense for the year ended December 31, 2017 was $2,890.

As of the year ended December 31, 2017 and 2016, the Company incurred $6,600 and $6,900, respectively in professional expenses to a related party.

NOTE 5 – STOCKHOLDERS’ EQUITY

No shares were issued in 2017 or 2016.

NOTE 6 - INCOME TAXES

At December 31, 2017 and 2016, the Company had available unused net operating loss carryforwards of approximately $325,392 and $299,148, respectively, which may be applied against future taxable income and which expire in various years from 2024 through 2037. Due to a substantial change in the Company’s ownership during June 2006, there will be an annual limitation on the amount of previous net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $68,332 and $44,782 as of December 31, 2017 and 2016, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $(23,460) during the year ended December 31, 2017.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allow using the new rates adjusted in the period of enactment.

Deferred tax assets and the valuation account are as follows:

	For the Years Ended December 31,
	2017	2016
Net operating loss carryforward (at 21% and 15%)	$68,332	$44,872
Valuation allowance	(68,332)	(44,872)
Deferred tax asset	$0	$0

A reconciliation of amounts obtained by applying the indicated Federal tax rates to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2017	2016
Federal tax benefit (at 21% and 15%)	$5,511	$4,015
Change in valuation allowance	(23,460)	(4,015)
Effect of rate change on Deferred Tax Asset	17,949	0
	$0	$0

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease with the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2017 and 2016 the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2016, 2015 and 2014.

NOTE 7 – RECENT PRONOUNCEMENTS

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value.

The cash, accounts payable, loans payable and accrued interest have fair values that approximate their carrying values due to the short term nature of these instruments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 27, 2017, KLJ & Associates, LLP resigned as the Company’s independent registered public accounting firm. KLJ & Associates, LLP had audited our financial statements for the fiscal years ended December 31, 2016 and 2015.

On July 31, 2017, the Company engaged Pritchett Siler & Hardy, P.C., Certified Public Accountants, as our independent registered public accounting firm and they resigned on January 23, 2018. Pritchett Siler & Hardy, P.C. did not complete an audit for any fiscal year.

On January 23, 2018, the Company engaged Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah, as our independent registered public accounting firm and they have audited our financial statements for the fiscal year ended December 31, 2017.

There were no disagreements between the Company and our independent principal accounting firms related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedures during the last two fiscal year.

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

For the year ended December 31, 2017, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Robert C. Taylor	84	Director President, Secretary and Treasurer	March 2016 until our next annual meeting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2017.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Taylor, did not receive any compensation from the Company during the year ended December 31, 2017 and he has not received any cash nor non-cash compensation from us during the past two fiscal years. In addition he has no outstanding equity awards at year end.

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

Compensation of Directors

We have no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. We did not pay any compensation to our directors during the year ended December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 2,532,200 shares of common stock outstanding as of March 16, 2018.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by KLJ & Associates, LLP and Pritchett Siler & Hardy, P.C., for each of the last two fiscal years by our principal accounting firms in connection with the audit of our financial statements and other professional services.

	KLJ & Associates, LLP		Pritchett Siler & Hardy, P.C.
	2017	2016	2017
Audit fees	$3,600	$5,600	$1,600
Audit-related fees	0	0	0
Tax fees	0	0	0
All other fees	$0	$0	$0

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

Date: March 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert C. Taylor

Robert C. Taylor

President and Director

Principal Financial Officer

Date: March 30, 2018

