Form 10-Q
period 2018-03-31
PRESTIGE CAPITAL CORP
filed 2018-05-10
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of May 8, 2018 was 2,532,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

March 31, 2018

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017

ASSETS
Current Assets
Cash	$548	$572
Total Current Assets	548	572
Total Assets	$548	$572
Liabilities and Stockholders' (Deficit)
Liabilities
Current Liabilities
Accounts payable – related party	$8,700	$6,600
Accounts payable	3,475	—
Accrued interest – related party	18,560	16,642
Accrued interest	74,087	71,600
Notes payable – related party	95,900	95,900
Notes payable	124,362	124,362
Total Current Liabilities	325,084	315,104
Total Liabilities	325,084	315,104
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding	2,532	2,532
Additional paid in capital	547,677	547,677
Accumulated deficit	(874,745)	(864,741)
Total Stockholders' Deficit	(324,536)	(314,532)
Total Liabilities and Stockholders' Deficit	$548	$572

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Revenues	$—	$—
Operating Expenses
General and administrative	5,599	5,349
Loss from Operations	(5,599)	(5,349)

Other Expenses
Related party interest expense	(1,918)	(710)
Interest expense	(2,487)	(2,408)
Total other expense	(4,405)	(3,118)

Net Loss before income taxes	(10,004)	(8,467)
Income taxes	—	—

Net Loss	$(10,004)	$(8,467)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,532,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,004)	$(8,467)
Adjustments to reconcile Net Loss to Net Cash (used in) operations:
Expenses paid by related party	2,100	2,100
Changes in assets and liabilities
Increase in accounts payable	3,475	400
Increase in accrued interest – related party	1,918	710
Increase in accrued interest	2,487	2,408
Net cash (used in) Operating Activities	(24)	(2,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	3,000
Net cash provided by Financing Activities	—	3,000

Net Increase (Decrease) in Cash	(24)	151
Beginning Cash Balance	572	1,168
Ending Cash Balance	$548	$1,319

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

March 31, 2018

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the operating results for the full year ended December 31, 2018.

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

NOTE 3 – NOTES PAYABLE

During the three months ended March 31, 2017, the Company borrowed $3,000 from a third party, resulting in a notes payable balance of $124,362 at March 31, 2018 and December 31, 2017. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the three months ended March 31, 2018 and 2017 was $2,487 and $2,408, respectively, resulting in accrued interest of $74,087 and $71,600 at March 31, 2018 and December 31, 2017, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2018, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $2,100. Notes payable – related party at March 31, 2018 and December 31, 2017 were $95,900. Accrued interest at March 31, 2018 and December 31, 2017 was $18,560 and $16,642, respectively. The notes bear interest at 8% and are due on demand.

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

Our cash decreased to $548 at March 31, 2018 from $572 at December 31, 2017. Our total liabilities increased to $325,084 at March 31, 2018 from $315,104 at December 31, 2017 primarily due to accounts payable of $2,100 for accounts and services paid on our behalf by related parties, $3,475 payable to vendors and a $4,405 increase in accrued interest on notes payable.

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

Results of Operations

We did not record revenues in either 2018 or 2017. General and administrative expense increased to $5,599 for the three month period ended March 31, 2018 (“2018 first quarter”) compared to $5,349 for three month period ended March 31, 2017 (“2017 first quarter”).

Total other expense increased to $4,405 for the 2018 first quarter compared to $3,118 the 2017 first quarter. The increases are due to interest expense related to notes payable.

Our net loss increased to $10,004 for the 2018 first quarter compared to $8,467 for the 2017 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

Notes Payable and Accounts Payable – Related Party: The Company has borrowed a total of $95,900 from First Equity Holdings Corp. (“First Equity”), a stockholder. This note payable is unsecured, due on demand, and bears interest at 8% per annum. At March 31, 2018, accrued interest for this note payable totaled $18,560 and interest expense for the 2018 first quarter totaled $1,918. No payments for principle or interest have been made to date for this note. In addition, First Equity provided or paid on our behalf professional services in the amount of $2,100 during the 2018 first quarter and the Company owes First Equity accounts payable totaling $8,700.

Notes Payable: At March 31, 2018 the Company owes notes payable to third parties totaling $30,400 with accrued interest of $6,991. Interest expense for the 2018 first quarter totaled $608.

In 2011 the Company owed $93,962 to Whitney O. Cluff, our former President. Mr. Cluff sold this loan to third parties in 2011. The accrued interest on this note payable is $67,096 at March 31, 2018. This note payable is due on demand and has interest imputed at an annual rate of 8%. The interest expense on the note payable for the three month period ended March 31, 2018 was $1,879.

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

Since we qualify as an “emerging growth company” under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, among other things, we will not be required to:

•	Have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	Submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency”;

•	Obtain shareholder approval of any golden parachute payments not previously approved; and

•	Disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executives compensation to median employee compensation.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 10, 2018	PRESTIGE CAPITAL CORPORATION By: /s/ Robert C. Taylor Robert C. Taylor President and Director Principal Financial Officer

