Form 10-Q
period 2018-06-30
PRESTIGE CAPITAL CORP
filed 2018-08-10
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of August 6, 2018 was 2,532,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

June 30, 2018

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Current Assets
Cash	$149	$572
Total Current Assets	149	572
Total Assets	$149	$572
Liabilities and Stockholders' (Deficit)
Liabilities
Current Liabilities
Accounts payable – related party	$10,200	$6,600
Accrued interest – related party	20,547	16,642
Accrued interest	76,574	71,600
Notes payable – related party	100,100	95,900
Notes payable	124,362	124,362
Total Current Liabilities	331,783	315,104
Total Liabilities	331,783	315,104
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding	2,532	2,532
Additional paid in capital	547,677	547,677
Accumulated deficit	(881,843)	(864,741)
Total Stockholders' Deficit	(331,634)	(314,532)
Total Liabilities and Stockholders' Deficit	$149	$572

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Revenues	$—	$—	$—	$—
Operating Expenses
General and administrative	2,624	2,824	8,223	8,173
Loss from Operations	(2,624)	(2,824)	(8,223)	(8,173)

Other Expenses
Related party interest expense	(1,987)	(710)	(3,905)	(1,420)
Interest expense	(2,487)	(2,476)	(4,974)	(4,884)
Total other expense	(4,474)	(3,186)	(8,879)	(6,304)

Net Loss before income taxes	(7,098)	(6,010)	(17,102)	(14,477)
Income taxes	—	—	—	—

Net Loss	$(7,098)	$(6,010)	$(17,102)	$(14,477)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,532,200	2,532,200	2,532,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(17,102)	$(14,477)
Adjustments to reconcile Net Loss to Net Cash (used in) operations:
Expenses paid by related party	3,600	3,600
Changes in assets and liabilities
Increase in accrued interest – related party	3,905	1,420
Increase in accrued interest	4,974	4,884
Net cash (used in) Operating Activities	(4,623)	(4,573)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related parties	4,200	4,000
Net cash provided by Financing Activities	4,200	4,000

Net Increase (Decrease) in Cash	(423)	(573)
Beginning Cash Balance	572	1,168
Ending Cash Balance	$149	$595

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

June 30, 2018

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements as reported in its Form 10-K. The results of operations for the six-month period ended June 30, 2018 are not necessarily indicative of the operating results for the full year ended December 31, 2018.

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

NOTE 3 – NOTES PAYABLE

As of June 30, 2018 and December 31, 2017 notes payable were $124,362. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the six months ended June 30, 2018 and 2017 was $4,974 and $4,884, respectively, resulting in accrued interest of $76,574 and $71,600 at June 30, 2018 and December 31, 2017, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018, a shareholder invoiced the Company $3,600 for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company.

During the six months ended June 30, 2018, a shareholder loaned the Company $4,200. The notes bear interest at 8% and are due on demand. Notes payable – related party at June 30, 2018 and December 31, 2017 were $100,100 and $95,900, respectively. Accrued interest at June 30, 2018 and December 31, 2017 was $20,547 and $16,642, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues since our reactivation in 2006. The Company intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise substantial doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

Management intends to investigate a potential merger or acquisition of a company. However, we have not entered into any definitive agreement relating to a transaction as of the filing date of this report. We anticipate that the evaluation of this opportunity will be complex. We expect that our due diligence will encompass meetings with its business management and inspection of its operations, as well as review of financial and other information that may be available to our management. This review may be conducted either by our management or by unaffiliated third party consultants that the Company may engage. The Company’s limited funds and the lack of full-time management will likely make it impracticable to conduct an exhaustive investigation.

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

Our cash decreased to $149 at June 30, 2018 from $572 at December 31, 2017. Our total liabilities increased to $331,783 at June 30, 2018 from $315,104 at December 31, 2017 primarily due to accounts payable and accrued interest on notes payable.

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

Results of Operations

We did not record revenues in either 2018 or 2017. General and administrative expense decreased to $2,624 for the three month period ended June 30, 2018 (“2018 second quarter”) compared to $2,824 for three month period ended June 30, 2017 (“2017 second quarter”). General and administrative expense increased to $8,223 for the six month period ended June 30, 2018 (“2018 six month period”) compared to $8,173 for six month period ended June 30, 2017 (“2017 six month period”).

Total other expense increased to $4,474 for the 2018 second quarter compared to $3,186 in the 2017 second quarter and increased to $8,879 for the 2018 six month period compared to $6,304 in the 2017 six month period. The increases are due to interest expense related to notes payable.

Our net loss increased to $7,098 for the 2018 second quarter compared to $6,010 for the 2017 second quarter and increased to $17,102 for the 2018 six month period compared to $14,477 for the 2017 six month period. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

Notes Payable and Accounts Payable – Related Party: The Company has borrowed a total of $100,100 from First Equity Holdings Corp. (“First Equity”), a stockholder. This note payable is unsecured, due on demand, and bears interest at 8% per annum. At June 30, 2018, accrued interest for this note payable totaled $20,547 and interest expense for the 2018 six month period totaled $3,905. No payments for principle or interest have been made to date for this note. In addition, First Equity provided or paid on our behalf professional services in the amount of $3,600 during the 2018 six month period and the Company owes First Equity accounts payable totaling $10,200.

Notes Payable: At June 30, 2018 the Company owes notes payable to third parties totaling $30,400 with accrued interest of $7,599. Interest expense for the 2018 six month period totaled $1,216.

In 2011 the Company owed $93,962 to Whitney O. Cluff, our former President. Mr. Cluff sold this loan to third parties in 2011. The accrued interest on this note payable is $68,975 at June 30, 2018. This note payable is due on demand and has interest imputed at an annual rate of 8%. The interest expense on the note payable for the six month period ended June 30, 2018 was $3,758.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

Date: August 9, 2018	PRESTIGE CAPITAL CORPORATION By: /s/ Robert C. Taylor Robert C. Taylor President and Director Principal Financial Officer

