Form 10-Q
period 2018-09-30
PRESTIGE CAPITAL CORP
filed 2018-11-07
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of November 1, 2018 was 2,532,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

September 30, 2018

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Current Assets
Cash	$125	$572
Total Current Assets	125	572
Total Assets	$125	$572
Liabilities and Stockholders' (Deficit)
Liabilities
Current Liabilities
Accounts payable – related party	$11,700	$6,600
Accounts payable	1,100	—
Accrued interest – related party	22,549	16,642
Accrued interest	79,061	71,600
Notes payable – related party	100,100	95,900
Notes payable	124,362	124,362
Total Current Liabilities	338,872	315,104
Total Liabilities	338,872	315,104
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common stock - 100,000,000 shares authorized having a par value of $0.001 per share, 2,532,200 shares issued and outstanding	2,532	2,532
Additional paid in capital	547,677	547,677
Accumulated deficit	(888,956)	(864,741)
Total Stockholders' Deficit	(338,747)	(314,532)
Total Liabilities and Stockholders' Deficit	$125	$572

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended Sept 30, 2018	Three Months Ended Sept 30, 2017	Nine Months Ended Sept 30, 2018	Nine Months Ended Sept 30, 2017

Revenues	$—	$—	$—	$—
Operating Expenses
General and administrative	2,624	2,699	10,847	10,872
Loss from Operations	(2,624)	(2,699)	(10,847)	(10,872)

Other Expenses
Related party interest expense	(2,002)	(723)	(5,907)	(2,143)
Interest expense	(2,487)	(2,487)	(7,461)	(7,371)
Total other expense	(4,489)	(3,210)	(13,368)	(9,514)

Net Loss before income taxes	(7,113)	(5,909)	(24,215)	(20,386)
Income taxes	—	—	—	—

Net Loss	$(7,113)	$(5,909)	$(24,215)	$(20,386)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,532,200	2,532,200	2,532,200	2,532,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended Sept 30, 2018	Nine Months Ended Sept 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(24,215)	$(20,386)
Adjustments to reconcile Net Loss to Net Cash (used in) operations:
Expenses paid by related party	5,100	5,100
Changes in assets and liabilities:
Increase in accounts payable	1,100	—
Increase in accrued interest – related party	5,907	2,143
Increase in accrued interest	7,461	7,371
Net cash (used in) Operating Activities	(4,647)	(5,772)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	4,200	1,300
Proceeds from notes payable	—	4,000
Net cash provided by Financing Activities	4,200	5,300

Net Increase (Decrease) in Cash	(447)	(472)
Beginning Cash Balance	572	1,168
Ending Cash Balance	$125	$696

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

September 30, 2018

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements as reported in its Form 10-K. The results of operations for the nine-month period ended September 30, 2018 are not necessarily indicative of the operating results for the full year ended December 31, 2018.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies

NOTE 3 – NOTES PAYABLE

As of September 30, 2018 and December 31, 2017 notes payable were $124,362. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the nine months ended September 30, 2018 and 2017 was $7,461 and $7,371, respectively, resulting in accrued interest of $79,061 and $71,600 at September 30, 2018 and December 31, 2017, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2018, a shareholder invoiced the Company $5,100 for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company. At September 30, 2018 and December 31, 2017, the Company owed the shareholder $11,700 and $6,600, respectively.

During the nine months ended September 30, 2018, a shareholder loaned the Company $4,200. The notes bear interest at 8% and are due on demand. Notes payable – related party at September 30, 2018 and December 31, 2017 were $100,100 and $95,900, respectively. Accrued interest at September 30, 2018 and December 31, 2017 was $22,549 and $16,642, respectively.

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

Our cash decreased to $125 at September 30, 2018 from $572 at December 31, 2017. Our total liabilities increased to $338,872 at 2018 from $315,104 at December 31, 2017 primarily due to accounts payable, accounts payable – related party, notes payable – related party and accrued interest on notes payable.

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

Results of Operations

We did not record revenues in either 2018 or 2017. General and administrative expense decreased to $2,624 for the three month period ended September 30, 2018 (“2018 third quarter”) compared to $2,699 for three month period ended September 30, 2017 (“2017 third quarter”). General and administrative expense decreased to $10,847 for the nine month period ended September 30, 2018 (“2018 nine month period”) compared to $10,872 for nine month period ended September 30, 2017 (“2017 nine month period”).

Total other expense increased to $4,489 for the 2018 third quarter compared to $3,210 in the 2017 third quarter and increased to $13,368 for the 2018 nine month period compared to $9,514 in the 2017 nine month period. The increases are due to interest expense related to notes payable.

Our net loss increased to $7,113 for the 2018 third quarter compared to $5,909 for the 2017 third quarter and increased to $24,215 for the 2018 nine month period compared to $20,386 for the 2017 nine month period. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

Notes Payable and Accounts Payable – Related Party: The Company has borrowed a total of $100,100 from First Equity Holdings Corp. (“First Equity”), a stockholder. This note payable is unsecured, due on demand, and bears interest at 8% per annum. At September 30, 2018, accrued interest for this note payable totaled $22,549 and interest expense for the 2018 nine month period totaled $5,907. No payments for principle or interest have been made to date for this note. In addition, First Equity provided or paid on our behalf professional services in the amount of $5,100 during the 2018 nine month period and the Company owes First Equity accounts payable totaling $11,700.

Notes Payable: At September 30, 2018 the Company owes certain notes payable to third parties totaling $30,400 with accrued interest of $8,207. Interest expense for the 2018 nine month period totaled $1,824.

In 2011 the Company owed $93,962 to Whitney O. Cluff, our former President. Mr. Cluff sold this loan to third parties in 2011. The accrued interest on this note payable is $70,854 at September 30, 2018. This note payable is due on demand and has interest imputed at an annual rate of 8%. The interest expense on the note payable for the nine month period ended September 30, 2018 was $5,637.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. Under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 6, 2018	PRESTIGE CAPITAL CORPORATION By: /s/ Robert C. Taylor Robert C. Taylor President and Director Principal Financial Officer

