Form 10-K
period 2018-12-31
PRESTIGE CAPITAL CORP
filed 2019-02-26
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of February 26, 2019, was 3,332,200.

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

Our Business Plan

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. As of the date of this filing we have not reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

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

It is possible that the range of business opportunities that might be available for consideration by us could be limited by the fact that our common stock is quoted on the OTC Bulletin Board and there is not currently an active public trading market for our common stock. We cannot assure you that a market will develop or that a stockholder will be able to liquidate his/her/its investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Securities Enforcement Remedies and Penny Stock Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by those rules to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

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

We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in that circumstance retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those persons who were our stockholders prior to such reorganization.

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

Competition

We expect to encounter substantial competition in our effort to locate attractive business opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other public reporting companies, many of which may have more funds available for such opportunities.

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

Available Information

We currently do not have a Company website.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information for this Item.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol “PGEC.” There has been minimal trading activity of our shares of common stock during the past two fiscal years. Any over-the-counter market quotations in this trading system reflect inter-dealer prices, without retail mark-up, mark-downs or commissions, and may not necessarily represent actual transactions.

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

Holders

We had 96 stockholders of record of our common stock as of February 26, 2019; not including an indeterminate number of shareholders who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities

On December 31, 2018, the Company issued a total of 800,000 common shares to repay two promissory notes and related accrued interest totaling $166,696. The Board issued 400,000 shares to Maestro Investments, LLC to convert debt of $82,947 and issued 400,000 shares to Compass Equity Partners, LLC to convert debt of $82,949. We relied on an exemption from the registration requirements provided by Section 4(a)(2) of the Securities Act.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since inception and we have not established an ongoing source of revenue sufficient to cover our operating costs. We intend to obtain capital from management, significant stockholders and third parties to cover minimal operations; however, there is no assurance that additional funding will be available. Our ability to continue as a going concern during the long term is dependent upon our ability to find a suitable business opportunity and acquire or enter into a merger with such company. The type of business opportunity we acquire or merge with will affect our profitability for the long term.

Our cash decreased to $201 at December 31, 2018 compared to $572 at December 31, 2017. Our total liabilities decreased to $179,390 at December 31, 2018 compared to $315,104 at December 31, 2017. The decrease in total liabilities for 2018 is primarily due to conversion of loans payable of $93,962, with accrued interest of $72,734, to common stock (See Part II, Item 5, above).

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through advances and loans provided by management, significant stockholders or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

We did not record revenues in either 2018 or 2017. General and administrative expense consisting primarily of professional fees incurred to maintain our SEC reporting requirements remained consistent at $13,471 for 2018 compared to $13,496 for 2017.

Total other expense increased to $17,882 for 2018 compared to $12,748 for 2017 due to interest expense related to loans.

Accordingly, our net loss increased to $31,353 for 2018 compared to $26,244 for 2017. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

In prior years, the Company had borrowed $37,800 from First Equity Holdings Corp, a stockholder (“First Equity”) and an additional $5,400 during 2018 in the form of loans payable–related party. At December 1, 2017, the Company converted an additional $58,100 in accounts payable owed First Equity to notes payable-related party. In 2018, First Equity acquired a promissory note from a non-related party in the amount of $39,215. Also, $6,600 of accounts payable to First Equity were converted to promissory notes–related party. These resulted in a $147,115 aggregate note payable–related party balance. The notes are unsecured, due on demand, and bear interest at 8% per annum. Accrued interest through December 31, 2018 and December 31, 2017 was $24,575 and $16,642, respectively. No payments on principle or interest have been made to date. Interest expense on these related party loans for the year ended December 31, 2018 was $7,933.

During 2017, the Company borrowed $4,000 from a non-related party and interest expense for the loans for 2018 was $320.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRESTIGE CAPITAL CORPORATION

Financial Statements

December 31, 2018 and 2017

Pinnacle Accountancy Group of Utah

(a DBA of Heaton & Co., PLLC)

1438 N. Hwy 89, Ste. 120

Farmington, UT 84025

Ph. 801-447-9572

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Prestige Capital Corporation

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Prestige Capital Corporation (the Company) as of December 31 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

February 22, 2019

PRESTIGE CAPITAL CORPORATION

Balance Sheets

	December 31, 2018	December 31, 2017

ASSETS
Current Assets
Cash	$201	$572
Total Current Assets	201	572
Total Assets	$201	$572
Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current Liabilities
Accounts Payable – related party	$6,600	$6,600
Accounts Payable	1,100	—
Accrued interest – related party	24,575	16,642
Accrued interest	—	71,600
Loans Payable – related parties	147,115	95,900
Loans Payable – other	—	124,362
Total Current Liabilities	179,390	315,104
Total Liabilities	179,390	315,104
Stockholders' Equity (Deficit)
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 3,332,200 shares issued and outstanding at December 31, 2018 and 2,532,200 shares issued and outstanding at December 31,2017	3,332	2,532
Additional Paid in Capital	713,573	547,677
Accumulated Retained Deficit	(896,094)	(864,741)
Total Stockholders' Equity (Deficit)	(179,189)	(314,532)
Total Liabilities and Stockholders' Equity (Deficit)	$201	$572

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Operations

	Year Ended December 31, 2018	Year Ended December 31, 2017

Revenues	$—	$—
Operating Expenses
General and administrative	13,471	13,496
Loss from Operations	(13,471)	(13,496)

Other Income (Expense)
Related party interest expense	(7,933)	(2,890)
Other interest expense	(9,949)	(9,858)
Total other Income (Expense)	(17,882)	(12,748)

Net Loss before income taxes	(31,353)	(26,244)
Income taxes	—	—

Net Loss	$(31,353)	$(26,244)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	2,534,192	2,532,200

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2017 and 2018

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2016	2,532,200	$2,532	547,677	(838,497)	(288,288)
Net loss for the year ended December 31, 2017	—	—	—	(26,244)	(26,244)
Balance December 31, 2017	2,532,200	$2,532	547,677	(864,741)	(314,532)
Conversion of loans and accrued interest into common stock	800,000	800	165,896	—	166,696
Net loss for the year ended December 31, 2018	—	—	—	(31,353)	(31,353)
Balance December 31, 2018	3,332,200	$3,332	$713,573	$(896,094)	$(179,189)

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Cash Flows

	Year Ended December 31, 2018	Year Ended December 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(31,353)	$(26,244)
Adjustments to reconcile Net Loss to Net Cash (used in) operations:	—	—

Changes in assets and liabilities
Expenses paid by related party	6,600	6,600
Increase in accounts payable	1,100	—
Increase in accrued interest – related party	7,933	2,890
Increase in accrued interest	9,949	9,858
Net cash (used in) Operating Activities	(5,771)	(6,896)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans – related party	5,400	2,300
Proceeds from loans	—	4,000
Net cash provided by Financing Activities	5,400	6,300

Net Increase (Decrease) in Cash	(371)	(596)
Beginning Cash Balance	572	1,168
Ending Cash Balance	$201	$572

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

Conversion of accounts payable – related party to loans payable – related party	$6,600	$58,100
Reclassification of loans payable – related party to loans payable	$—	$63,962
Reclassification of accrued interest on loans payable – related party to accrued interest	$—	$65,217
Conversion of loans and accrued interest to common stock	$166,696	$—
Reclassification of loans payable and accrued interest to loans payable – related party	$39,215	$—

The accompanying notes are an integral part of these financial statements.

Prestige Capital Corporation

Notes to the Financial Statements

December 31, 2018 and 2017

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

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has negative working capital of $179,189 and has incurred losses of $896,094 since inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2018 and 2017.

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

For the years ended December 31, 2018 and 2017, the Company did not have any potentially dilutive securities (warrants, options, and convertible preferred stock) outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Loans – A shareholder and prior officer of the Company had covered corporate expenses and loaned cash to the Company amounting to $93,962.  These loans were sold to third parties in 2011. No amounts were repaid to the note holders. As of December 31, 2017, the amount due to the shareholders for the loans and accrued interest was $93,962 and $65,217, respectively. At December 31, 2018 the Company converted these loans and accrued interest to stock (see Note 5). The interest expense on the loans for the year ended December 31, 2018 was $7,517. The above-mentioned shareholder loans are due on demand and had interest imputed at an annual rate of 8%.

In prior years, the Company had borrowed $37,800 from a related party and an additional $5,400 during 2018 in the form of loans payable–related party. At December 1, 2017, the Company converted an additional $58,100 in accounts payable to this related party to notes payable-related party. In 2018 this related party acquired a promissory note from a non-related party in the amount of $39,215. Also an additional $6,600 of accounts payable was converted to promissory notes–related party. These resulted in a $147,115 aggregate note payable–related party balance. The notes are unsecured, due on demand, and bear interest at 8% per annum. Accrued interest through December 31, 2018 and December 31, 2017 was $24,575 and $16,642, respectively. No payments on principle or interest have been made to date. Interest expense for the year ended December 31, 2018 was $7,933.

As of the year ended December 31, 2018 and 2017, the Company incurred $6,600 and $6,600, respectively in professional fees payable to a related party.

NOTE 5 – STOCKHOLDERS’ EQUITY

At December 31, 2018 the Company issued a total of 800,000 common shares to convert two promissory notes and related accrued interest totaling $166,696. The issue price was $0.208 per share.

No shares were issued in 2017.

NOTE 6 - INCOME TAXES

At December 31, 2018 and 2017, the Company has available unused net operating loss carryforwards of approximately $356,745 and $325,392, respectively, which may be applied against future taxable income and which expire in various years from 2024 through 2037. Due to a substantial change in the Company’s ownership during June 2006, there will be an annual limitation on the amount of previous net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $74,916 and $68,332 as of December 31, 2018 and 2017, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $(6,584) during the year ended December 31, 2018.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allowance using the new rates adjusted in the period of enactment.

Deferred tax assets and the valuation account are as follows:

Deferred tax asset:	For the Years Ended December 31,
	2018	2017
Net operating loss carryforward (at 21%)	$74,916	$68,332
Valuation allowance	(74,916)	(68,332)
	$0	$0

A reconciliation of amounts obtained by applying the indicated Federal tax rates to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2018	2017
Federal tax benefit (at 21%)	$6,584	$5,511
Change in valuation allowance	(6,584)	(23,460)
Effect of rate change on Deferred Tax Asset	—	17,949
	$0	$0

The Company did not have any tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations and in the provision for income taxes. As of December 31, 2018 and 2017 the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2017, 2016 and 2015.

NOTE 7 – RECENT PRONOUNCEMENTS

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value.

The cash, accounts payable, notes payable and accrued interest have fair values that approximate their carrying values due to the short term nature of these instruments.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated events occurring after the date of the accompanying balance sheets through the date the financial statements were issued and did not identify any material subsequent events requiring adjustment to the accompanying financial statements.

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

On January 23, 2018, the Company engaged Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah, as our independent registered public accounting firm and they have audited our financial statements for the fiscal year ended December 31, 2018 and 2017.

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

For the year ended December 31, 2018, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Robert C. Taylor	85	Director President, Secretary and Treasurer	March 2016 until our next annual meeting.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. We believe no reports were required to be filed for the year ended December 31, 2018.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Taylor, did not receive any compensation from the Company during the year ended December 31, 2018 and he has not received any cash nor non-cash compensation from us during the past two fiscal years. In addition he has no outstanding equity awards at year end.

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

Compensation of Directors

We have no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. We did not pay any compensation to our directors during the year ended December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 3,332,200 shares of common stock outstanding as of February 26, 2019.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Tryant, LLC (1) 1608 W 2225 S Woods Cross, UT 84067	520,000	15.6
Compass Equity Partners, LLC 455 East 400 South Salt Lake City, UT 84106	400,000	12.0
Maestro Investments, LLC 369 East 900 South, Suite 281 Salt Lake City, UT 84111	400,000	12.0
(1) Mr. Daniel Drummond is the managing director of Tryant, LLC and these shares are considered beneficially controlled by Mr. Drummond.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Robert C. Taylor	94,572	2.8
Directors and officers as a group	94,572	2.8

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

On December 31, 2018, the Company issued 800,000 common shares to two third parties to repay two promissory notes and related accrued interest totaling $166,696. The Board issued 400,000 shares to Maestro Investments, LLC to convert debt of $82,947 and issued 400,000 shares to Compass Equity Partners, LLC to convert debt of $82,949. As a result of this transaction, both companies became more than 10% shareholders.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our principal accounting firms, Pinnacle Accountancy Group of Utah, PLLC, Pritchett Siler & Hardy, P.C. and KLJ & Associates, LLP, for each of the last two fiscal years in connection with the audit of our financial statements and other professional services.

	Pinnacle Accountancy Group of Utah, PLLC	Pritchett Siler & Hardy, P.C.	KLJ & Associates, LLP
	2018	2017	2017
Audit fees	$5,400	$1,600	$3,600
Audit-related fees	0	0	0
Tax fees	0	0	0
All other fees	$0	$0	$0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of Prestige Capital Corporation are included in this report under Item 8 on pages 13 through 22.

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

Date: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Robert C. Taylor

Robert C. Taylor

President and Director

Principal Financial Officer

Date: February 26, 2019

