Form 10-Q
period 2019-03-31
PRESTIGE CAPITAL CORP
filed 2019-05-10
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☑ Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of May 10, 2019 was 3,332,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

March 31, 2019

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

(Unaudited)

	March 31, 2019	December 31, 2018

ASSETS
Current Assets
Cash	$177	$201
Total Current Assets	177	201
Total Assets	$177	$201
Liabilities and Stockholders' (Deficit)
Liabilities
Current Liabilities
Accounts payable – related party	$8,100	$6,600
Accounts payable	3,900	1,100
Accrued interest – related party	27,493	24,575
Notes payable – related party	148,215	147,115
Total Current Liabilities	187,708	179,390
Total Liabilities	187,708	179,390
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common stock - 100,000,000 shares authorized having a par value of $0.001 per share, 3,332,200 shares issued and outstanding	3,332	3,332
Additional paid in capital	713,573	713,573
Accumulated deficit	(904,436)	(896,094)
Total Stockholders' Deficit	(187,531)	(179,189)
Total Liabilities and Stockholders' Deficit	$177	$201

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Revenues	$—	$—
Operating Expenses
General and administrative	5,424	5,599
Loss from Operations	(5,424)	(5,599)

Other Expenses
Interest expense – related party	(2,918)	(1,918)
Interest expense	—	(2,487)
Total other expense	(2,918)	(4,405)

Net loss before income taxes	(8,342)	(10,004)
Income taxes	—	—

Net Loss	$(8,342)	$(10,004)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	3,332,200	2,532,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Stockholders’ Deficit

For the three months ended March 31, 2018 and 2019

(Unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance December 31, 2017	2,532,000	$2,532	$547,677	$(864,741)	$(314,532)
Net loss for the quarter ended March 31, 2018	—	—	—	(10,004)	(10,004)
Balance at March 31, 2018	3,332,000	$2,532	$547,677	$(874,745)	$(324,536)

Balance December 31, 2018	3,332,000	$3,332	$713,573	$(896,094)	$(179,189)
Net loss for the quarter ended March 31, 2019	—	—	—	(8,342)	(8,342)
Balance at March 31, 2019	3,332,000	$3,332	$713,573	$(904,436)	$(187,531)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,342)	$(10,004)
Adjustments to reconcile Net Loss to Net Cash (used in) operations:
Expenses paid by related party	1,500	2,100
Changes in assets and liabilities:
Increase in accounts payable	2,800	3,475
Increase in accrued interest – related party	2,918	1,918
Increase in accrued interest	—	2,487
Net cash (used in) Operating Activities	(1,124)	(24)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	1,100	—
Net cash provided by Financing Activities	1,100	—

Net Increase (Decrease) in Cash	(24)	(24)
Beginning Cash Balance	201	572
Ending Cash Balance	$177	$548

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

March 31, 2019

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2019 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the operating results for the full year ended December 31, 2019.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019, the Company borrowed $1,100 from a shareholder resulting in a notes payable – related party balance of $148,215 at March 31, 2019 and $147,115 at December 31, 2018, respectively. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the three months ended March 31, 2019 and 2018 was $2,918 and $1,918, respectively, resulting in accrued interest of $27,493 and $24,575 at March 31, 2019 and December 31, 2018, respectively.

During the quarter ended March 31, 2019, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $1,500, resulting in accounts payable – related party of $8,100 and $6,600 at March 31, 2019 and December 31, 2018, respectively.

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

Our cash decreased to $177 at March 31, 2019 from $201 at December 31, 2018. Our total liabilities increased to $187,708 at March 31, 2019 from $179,390 at December 31, 2018 primarily due to accounts payable, accounts payable – related party, notes payable – related party and accrued interest on notes payable – related party.

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

Results of Operations

We did not record revenues in either 2019 or 2018. General and administrative expense decreased to $5,424 for the three month period ended March 31, 2019 (“2019 first quarter”) compared to $5,599 for three month period ended March 31, 2018 (“2018 first quarter”).

Total other expense decreased to $2,918 for the 2019 first quarter compared to $4,405 in the 2018 first quarter due to the Company converting debt totaling $166,696 on December 31, 2018

Our net loss decreased to $8,342 for the 2019 first quarter compared to $10,004 for the 2018 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

Notes Payable and Accounts Payable – Related Party: The Company has borrowed a total of $148,215 from a stockholder. This note payable is unsecured, due on demand, and bears interest at 8% per annum. At March 31, 2019, accrued interest for this note payable totaled $27,493. No payments for principle or interest have been made to date for this note. In addition, a stockholder provided, or paid on our behalf, professional services in the amount of $1,500 during the 2019 first quarter and the Company owes this stockholder accounts payable totaling $8,100.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 10, 2019	PRESTIGE CAPITAL CORPORATION By: /s/ Robert C. Taylor Robert C. Taylor President and Director Principal Financial Officer

