Form 10-Q
period 2019-06-30
PRESTIGE CAPITAL CORP
filed 2019-08-09
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-52855

PRESTIGE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	93-0945181 (I.R.S. Employer Identification No.)
2157 S. Lincoln Street, Suite 220, Salt Lake City, Utah (Address of principal executive offices)	84106 (Zip Code)
(801) 323-3295 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Large accelerated filer ☐ Non-accelerated filer ☑	Accelerated filer ☐ Smaller reporting company ☑ Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of August 8, 2019 was 3,332,200.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

June 30, 2019

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

(Unaudited)

	June 30, 2019	December 31, 2018

ASSETS
Current Assets
Cash	$153	$201
Total Current Assets	153	201
Total Assets	$153	$201
Liabilities and Stockholders' (Deficit)
Liabilities
Current Liabilities
Accounts payable – related party	$9,600	$6,600
Accounts payable	1,200	1,100
Accrued interest – related party	30,487	24,575
Notes payable – related party	152,115	147,115
Total Current Liabilities	193,402	179,390
Total Liabilities	193,402	179,390
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common stock - 100,000,000 shares authorized having a par value of $0.001 per share, 3,332,200 shares issued and outstanding	3,332	3,332
Additional paid in capital	713,573	713,573
Accumulated deficit	(910,154)	(896,094)
Total Stockholders' Deficit	(193,249)	(179,189)
Total Liabilities and Stockholders' Deficit	$153	$201

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Revenues	$—	$—	$—	$—
Operating Expenses
General and administrative	2,724	2,624	8,148	8,223
Loss from Operations	(2,724)	(2,624)	(8,148)	(8,223)

Other Expenses
Interest expense - related party	(2,994)	(1,987)	(5,912)	(3,905)
Interest expense	—	(2,487)	—	(4,974)
Total other expense	(2,994)	(4,474)	(5,912)	(8,879)

Net Loss before income taxes	(5,718)	(7,098)	(14,060)	(17,102)
Income taxes	—	—	—	—

Net Loss	$(5,718)	$(7,098)	$(14,060)	$(17,102)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	3,332,200	2,532,200	3,332,200	2,532,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Stockholders’ Deficit

For the six months ended June 30, 2018 and 2019

(Unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance December 31, 2017	2,532,000	$2,532	$547,677	$(864,741)	$(314,532)
Net loss for the quarter ended March 31, 2018	—	—	—	(10,004)	(10,004)
Balance at March 31, 2018	2,532,000	$2,532	$547,677	$(874,745)	$(324,536)
Net loss for the quarter ended June 30, 2018	—	—	—	(7,098)	(7,098)
Balance at June 30, 2018	2,532,000	$2,532	$547,677	$(881,843)	$(331,634)

Balance December 31, 2018	3,332,000	$3,332	$713,573	$(896,094)	$(179,189)
Net loss for the quarter ended March 31, 2019	—	—	—	(8,342)	(8,342)
Balance at March 31, 2019	3,332,000	$3,332	$713,573	$(904,436)	$(187,531)
Net loss for the quarter ended June 30, 2019	—	—	—	(5,718)	(5,718)
Balance at June 30, 2019	3,332,000	$3,332	$713,573	$(910,154)	$(193,249)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(14,060)	$(17,102)
Adjustments to reconcile Net Loss to Net Cash (used in) operations:
Expenses paid by related party	3,000	3,600
Changes in assets and liabilities:
Increase in accounts payable	100	—
Increase in accrued interest – related party	5,912	3,905
Increase in accrued interest	—	4,974
Net cash (used in) Operating Activities	(5,048)	(4,623)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	5,000	4,200
Net cash provided by Financing Activities	5,000	4,200

Net Increase (Decrease) in Cash	(48)	(423)
Beginning Cash Balance	201	572
Ending Cash Balance	$153	$149

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

June 30, 2019

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial statements as of and for the period ended June 30, 2019 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements as reported in its Form 10-K. The results of operations for the six-month period ended June 30, 2019 are not necessarily indicative of the operating results for the full year ended December 31, 2019.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2019, the Company borrowed $5,000 from a shareholder resulting in a notes payable – related party balance of $152,115 at June 30, 2019 and $147,115 at December 31, 2018. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the six months ended June 30, 2019 and 2018 was $5,912 and $3,905, respectively, resulting in accrued interest of $30,487 and $24,575 at June 30, 2019 and December 31, 2018, respectively.

During the quarter ended June 30, 2019, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $3,000.

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

Our cash decreased to $153 at June 30, 2019 from $201 at December 31, 2018. Our total liabilities increased to $193,402 at June 30, 2019 from $179,390 at December 31, 2018 primarily due to accounts payable, accounts payable – related party, notes payable – related party and accrued interest on notes payable – related party.

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

Results of Operations

We did not record revenues in either 2019 or 2018. General and administrative expense decreased to $8,148 for the six months ended June 30, 2019 (“2019 six month period”) compared to $8,223 for the six months ended June 30, 2018 (“2018 six month period”). The decrease for the 2018 six month period was primarily due to reduced expenses. General and administrative expense increased to $2,724 for the three months ended June 30, 2019 (“2019 second quarter”) compared to $2,624 for the three months ended June 30, 2018 (“2018 second quarter”).

Total other expense decreased to $5,912 for the 2019 six month period compared to $8,879 for the 2018 six month period. Total other expense decreased to $2,994 for the 2019 second quarter compared to $4,474 for the 2018 second quarter. The decrease of total other expense was primarily related to two promissory notes and related accrued interest totaling $166,696 being converted into 800,000 common shares at December 31, 2018.

Our net loss decreased to $14,060 for the 2019 six month period compared to $17,102 for the 2018 six month period quarter. Our net loss decreased to $5,718 for the 2019 second quarter compared to $7,098 for the 2018 second quarter. The decrease of net loss for the periods was primarily related to the conversion of debt. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

Notes Payable and Accounts Payable – Related Party: The Company has borrowed a total of $152,115 from a stockholder. This note payable is unsecured, due on demand, and bears interest at 8% per annum. At June 30, 2019, accrued interest for this note payable totaled $30,487. No payments for principle or interest have been made to date for this note. In addition, this stockholder provided, or paid on our behalf, professional services in the amount of $3,000 during the 2019 six month period and the Company owes this stockholder accounts payable totaling $9,600.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Changes in Control of Registrant

On June 17, 2019, Robert C. Taylor resigned and designated the positions of sole Director, President, Chief Financial Officer, and Secretary/Treasurer of the Company. Robert designated his adult son, Deven Lynn Taylor, to fill those positions.  Robert Taylor resigned due to sudden changes in his health, and he passed away on June 19, 2019.

Deven L. Taylor is 63 years old and has been employed for 39 years at Western Zirconium, Inc., a large metal fabricator. Deven is eager to serve the Company and continue his father’s legacy, but he does not have any prior working experience with managing a public or private company.  His only prior involvement with the Company came from his relationship with his father, Robert Taylor.  In addition, he has not entered into any compensatory plan with the Company.

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

Date: August 9, 2019	PRESTIGE CAPITAL CORPORATION By: /s/ Deven L. Taylor Deven L. Taylor President and Director Principal Financial Officer

