Form 10-Q
period 2019-09-30
PRESTIGE CAPITAL CORP
filed 2019-11-12
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of November 12, 2019 was 3,332,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

September 30, 2019

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
Current Assets
Cash	$129	$201
Total Current Assets	129	201
Total Assets	$129	$201
Liabilities and Stockholders' (Deficit)
Liabilities
Current Liabilities
Accounts payable – related party	$11,100	$6,600
Accounts payable	—	1,100
Accrued interest – related party	33,556	24,575
Notes payable – related party	154,515	147,115
Total Current Liabilities	199,171	179,390
Total Liabilities	199,171	179,390
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common stock - 100,000,000 shares authorized having a par value of $0.001 per share, 3,332,200 shares issued and outstanding	3,332	3,332
Additional paid in capital	713,573	713,573
Accumulated deficit	(915,947)	(896,094)
Total Stockholders' Deficit	(199,042)	(179,189)
Total Liabilities and Stockholders' Deficit	$129	$201

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine months Ended September 30, 2019	Nine months Ended September 30, 2018

Revenues	$—	$—	$—	$—
Operating Expenses
General and administrative	2,724	2,624	10,872	10,847
Loss from Operations	(2,724)	(2,624)	(10,872)	(10,847)

Other Expenses
Interest expense - related party	(3,069)	(2,002)	(8,981)	(5,907)
Interest expense	—	(2,487)	—	(7,461)
Total other expense	(3,069)	(4,489)	(8,981)	(13,368)

Net Loss before income taxes	(5,793)	(7,113)	(19,853)	(24,215)
Income taxes	—	—	—	—

Net Loss	$(5,793)	$(7,113)	$(19,853)	$(24,215)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	3,332,200	2,532,200	3,332,200	2,532,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Stockholders’ Deficit

For the nine months ended September 30, 2018 and 2019

(Unaudited)

	Common stock		Additional paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balance December 31, 2017	2,532,000	$2,532	$547,677	$(864,741)	$(314,532)
Net loss for the quarter ended March 31, 2018	—	—	—	(10,004)	(10,004)
Balance at March 31, 2018	2,532,000	$2,532	$547,677	$(874,745)	$(324,536)
Net loss for the quarter ended June 30, 2018	—	—	—	(7,098)	(7,098)
Balance at June 30, 2018	2,532,000	$2,532	$547,677	$(881,843)	$(331,634)
Net loss for the quarter ended September 30, 2018	—	—	—	(7,113)	(7,113)
Balance at September 30, 2018	2,532,000	$2,532	$547,677	$(888,956)	$(338,747)

Balance December 31, 2018	3,332,000	$3,332	$713,573	$(896,094)	$(179,189)
Net loss for the quarter ended March 31, 2019	—	—	—	(8,342)	(8,342)
Balance at March 31, 2019	3,332,000	$3,332	$713,573	$(904,436)	$(187,531)
Net loss for the quarter ended June 30, 2019	—	—	—	(5,718)	(5,718)
Balance at June 30, 2019	3,332,000	$3,332	$713,573	$(910,154)	$(193,249)
Net loss for the quarter ended September 30, 2019	—	—	—	(5,793)	(5,793)
Balance at September 30, 2019	3,332,000	$3,332	$713,573	$(915,947)	$(199,042)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30, 2019	Nine months Ended September 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(19,853)	$(24,215)
Adjustments to reconcile Net Loss to Net Cash (used in) operations:
Expenses paid by related party	4,500	5,100
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(1,100)	1,100
Increase in accrued interest – related party	8,981	5,907
Increase in accrued interest	—	7,461
Net cash (used in) Operating Activities	(7,472)	(4,647)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	7,400	4,200
Net cash provided by Financing Activities	7,400	4,200

Net Increase (Decrease) in Cash	(72)	(447)
Beginning Cash Balance	201	572
Ending Cash Balance	$129	$125

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

September 30, 2019

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2019 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements as reported in its Form 10-K. The results of operations for the nine-month period ended September 30, 2019 are not necessarily indicative of the operating results for the full year ended December 31, 2019.

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

During the nine months ended September 30, 2019, the Company borrowed $7,400 from a shareholder resulting in a notes payable – related party balance of $154,515 at September 30, 2019 and $147,115 at December 31, 2018. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the nine months ended September 30, 2019 and 2018 was $8,981 and $5,907, respectively, resulting in accrued interest of $33,556 and $24,575 at September 30, 2019 and December 31, 2018, respectively.

During the quarter ended September 30, 2019, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $4,500.

NOTE 4 – SUBSEQUENT EVENTS

The Company’s management reviewed all material events from the balance sheet date through the date these financial statements were issued and has determined that there are no material subsequent events to report.

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

Our cash decreased to $129 at September 30, 2019 from $201 at December 31, 2018. Our total liabilities increased to $199,171 at September 30, 2019 from $179,390 at December 31, 2018, primarily due to accounts payable – related party, notes payable – related party and accrued interest on notes payable – related party.

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

Results of Operations

We did not record revenues in either 2019 or 2018. General and administrative expense increased to $10,872 for the nine months ended September 30, 2019 (“2019 nine month period”) compared to $10,847 for the nine months ended September 30, 2018 (“2018 nine month period”). General and administrative expense increased to $2,724 for the three months ended September 30, 2019 (“2019 third quarter”) compared to $2,624 for the three months ended September 30, 2018 (“2018 third quarter”).

Total other expense decreased to $8,981 for the 2019 nine month period compared to $13,368 for the 2018 nine month period. Total other expense decreased to $3,069 for the 2019 third quarter compared to $4,489 for the 2018 third quarter. The decrease of total other expense was primarily related to the conversion of two promissory notes and related accrued interest totaling $166,696 being converted into 800,000 common shares at December 31, 2018.

Our net loss decreased to $19,853 for the 2019 nine month period compared to $24,215 for the 2018 nine month period. Our net loss decreased to $5,793 for the 2019 third quarter compared to $7,113 for the 2018 third quarter. The decrease of net loss for the periods was primarily related to the conversion of the two promissory notes in the prior year resulting in less interest expense. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

Notes Payable and Accounts Payable – Related Party: The Company has borrowed a total of $154,515 from a stockholder. This note payable is unsecured, due on demand, and bears interest at 8% per annum. At September 30, 2019, accrued interest for this note payable totaled $33,556. No payments for principle or interest have been made to date for this note. In addition, this stockholder provided, or paid on our behalf, professional services in the amount of $4,500 during the 2019 nine month period and the Company owes this stockholder accounts payable totaling $11,100.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 12, 2019	PRESTIGE CAPITAL CORPORATION By: /s/ Deven L. Taylor Deven L. Taylor President and Director Principal Financial Officer

