Form 10-K
period 2019-12-31
PRESTIGE CAPITAL CORP
filed 2020-04-14
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

‘Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of April 14, 2020 was 3,332,200.

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

Certain conflicts of interest exist or may develop between the Company and our President. Mr. Taylor is employed by another company (See Part III, Item 10, below.) He may be expected to continue his attention to his employment although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to us.

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

On April 7, 2020 the SEC announced a temporary suspension of trading in the securities of the Company because of questions that have been raised about the accuracy and adequacy of information in the marketplace relating to the Company’s common stock, including its financial condition and its operations, if any, in light of concerns about investors confusing the Company with a similarly-named private company that is a manufacturer of N95 masks and the subject of increased media attention during the ongoing COVID-19 pandemic. Currently, the suspension starts April 8 through April 22, 2020. Management is currently investigating this issue.

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

Holders

We had 96 stockholders of record of our common stock as of April 14, 2020; not including an indeterminate number of shareholders who may hold shares in “street name.”

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

Our cash decreased to $105 at December 31, 2019 compared to $201 at December 31, 2018. Our total liabilities increased to $204,961 at December 31, 2019 compared to $179,390 at December 31, 2018 primarily due to increase of notes payable and accrued interest.

During the next 12 months we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through advances and loans provided by management, significant stockholders or third parties. We may also rely on the issuance of our common stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

We did not record revenues in either 2019 or 2018. General and administrative expense consisting primarily of professional fees incurred to maintain our SEC reporting requirements was $13,596 for 2019 compared to $13,471 for 2018.

Total other expense decreased to $12,071 for 2019 compared to $17,882 for 2018 due to reduced interest expense related to loans.

Our net loss decreased to $25,667 for 2019 compared to $31,353 for 2018. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

In prior years, the Company had borrowed $43,200 from First Equity Holdings Corp, a stockholder (“First Equity”) and an additional $7,400 during 2019 in the form of loans payable – related party. At December 1, 2017, the Company converted an additional $58,100 in accounts payable owed First Equity to a loan payable – related party. In 2018, First Equity acquired a promissory note from a non-related party in the amount of $39,215 and an additional $6,600 of accounts payable to First Equity were converted to loans payable – related party. In 2019 an additional $6,600 was converted to loans payable – related party. These actions resulted in a $161,115 aggregate loan payable – related party balance for First Equity. The notes are unsecured, due on demand, and bear interest at 8% per annum. Accrued interest through December 31, 2019 and December 31, 2018 was $36,646 and $24,575, respectively. No payments on principle or interest have been made to date. Interest expense on these related party loans for the year ended December 31, 2019 and December 31, 2018 were $12,071 and $7,933, respectively.

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

December 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Prestige Capital Corporation

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Prestige Capital Corporation (the Company) as of December 31 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

April 10, 2020

PRESTIGE CAPITAL CORPORATION

Balance Sheets

	December 31, 2019	December 31, 2018

ASSETS
Current Assets
Cash	$105	$201
Total Current Assets	105	201
Total Assets	$105	$201
Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current Liabilities
Accounts payable – related party	$6,000	$6,600
Accounts payable	1,200	1,100
Accrued interest – related party	36,646	24,575
Loans payable – related party	161,115	147,115
Total Current Liabilities	204,961	179,390
Total Liabilities	204,961	179,390
Stockholders' Equity (Deficit)
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 3,332,200 shares issued and outstanding at December 31, 2019 and December 31,2018	3,332	3,332
Additional Paid in Capital	713,573	713,573
Accumulated Retained Deficit	(921,761)	(896,094)
Total Stockholders' Equity (Deficit)	(204,856)	(179,189)
Total Liabilities and Stockholders' Equity (Deficit)	$105	$201

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Operations

	Year Ended December 31, 2019	Year Ended December 31, 2018

Revenues	$—	$—
Operating Expenses
General and administrative	13,596	13,471
Loss from Operations	(13,596)	(13,471)

Other Income (Expense)
Related party interest expense	(12,071)	(7,933)
Other interest expense	—	(9,949)
Total other Income (Expense)	(12,071)	(17,882)

Net Loss before income taxes	(25,667)	(31,353)
Income taxes	—	—

Net Loss	$(25,667)	$(31,353)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	3,332,200	2,534,192

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2018 and 2019

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2017	2,532,200	$2,532	$547,677	$(864,741)	$(314,532)
Conversion of loans and accrued interest into common stock	800,000	800	165,896	—	166,696
Net loss for the year ended December 31, 2018	—	—	—	(31,353)	(31,353)
Balance December 31, 2018	3,332,200	$3,332	$713,573	$(896,094)	$(179,189)
Net loss for the year ended December 31, 2019	—	—	—	(25,667)	(25,667)
Balance December 31, 2019	3,332,200	$3,332	$713,573	$(921,761)	$(204,856)

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Cash Flows

	Year Ended December 31, 2019	Year Ended December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(25,667)	$(31,353)
Adjustments to reconcile Net Loss to Net Cash (used in) operations:
Expenses paid by related party	6,000	6,600
Changes in assets and liabilities
Increase in accounts payable	100	1,100
Increase in accrued interest – related party	12,071	7,933
Increase in accrued interest	—	9,949
Net cash (used in) Operating Activities	(7,496)	(5,771)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable – related party	7,400	5,400
Net cash provided by Financing Activities	7,400	5,400

Net Increase (Decrease) in Cash	(96)	(371)
Beginning Cash Balance	201	572
Ending Cash Balance	$105	$201

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

Non-Cash Investing and Financing Activities
Conversion of related party accounts payable into loan payable – related party	$6,600	$6,600
Conversion of loans and accrued interest to common stock	$—	$166,696
Reclassification of loans payable and accrued interest to loans payable – related party	$—	$3,915

The accompanying notes are an integral part of these financial statements.

Prestige Capital Corporation

Notes to the Financial Statements

December 31, 2019 and 2018

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

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. As of December 31, 2019, the Company had negative working capital of $204,856 and has incurred losses of $921,761 since inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2019 and 2018.

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

For the years ended December 31, 2019 and 2018, the Company did not have any potentially dilutive securities outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

In prior years, the Company had borrowed $43,200 from a related party and an additional $7,400 during 2019 in the form of loans payable – related party. At December 1, 2017, the Company converted an additional $58,100 in accounts payable to this related party to loans payable – related party. In 2018 this related party acquired a promissory note from a non-related party in the amount of $39,215, an additional $6,600 of accounts payable was converted to loans payable – related party. In 2019 an additional $6,600 was converted to loans payable – related party. These resulted in a balance of $161,115 aggregate loans payable – related party. The notes are unsecured, due on demand, and bear interest at 8% per annum. Accrued interest through December 31, 2019 and December 31, 2018 was $36,646 and $24,575, respectively. No payments on principle or interest have been made to date.

NOTE 4 – RELATED PARTY TRANSACTIONS – continued

Interest expense for the year ended December 31, 2019 and December 31, 2018 were $12,071 and $7,933, respectively.

As of the year ended December 31, 2019 and 2018, the Company incurred $6,000 and $6,600, respectively, in professional fees payable to a related party.

NOTE 5 – STOCKHOLDERS’ EQUITY

At December 31, 2018 the Company issued a total of 800,000 common shares to convert two promissory notes and related accrued interest totaling $166,696. The issue price was $0.208 per share. No stock was issued during the year ended December 31. 2019.

NOTE 6 - INCOME TAXES

At December 31, 2019 and 2018, the Company has available unused net operating loss carryforwards of approximately $382,412 and $356,745, respectively, which may be applied against future taxable income. Due to a substantial change in the Company’s ownership during June 2006, there will be an annual limitation on the amount of previous net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $80,306 and $74,916 as of December 31, 2019 and 2018, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $(5,390) during the year ended December 31, 2019.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allow using the new rates adjusted in the period of enactment.

Deferred tax assets and the valuation account are as follows:

Deferred tax asset:	For the Years Ended December 31,
	2019	2018
Net operating loss carryforward (at 21%)	$80,306	$74,916
Valuation allowance	(80,306)	(74,916)
	$0	$0

A reconciliation of amounts obtained by applying the indicated Federal tax rates to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2019	2018
Federal tax benefit (at 21%)	$5,390	$6,584
Change in valuation allowance	(5,390)	(6,584)
Effect of rate change on Deferred Tax Asset	—	—
	$0	$0

NOTE 6 - INCOME TAXES (Continued)

The Company did not have any tax positions for which it is reasonable possible that the total amount of unrecognized tax benefits will significantly increase or decrease with the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2019 and 2018 the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2019, 2018, 2017 and 2016.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTINGAND FINANCIAL DISCLOSURE

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

For the year ended December 31, 2019, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Deven L. Taylor	64	Director President Secretary and Treasurer	June 2019 until our next annual meeting.

On June 17, 2019, Deven L.Taylor was appointed to his officer and director positions by his father, our former President, Robert Taylor.  Deven is employed at Western Zirconium, Inc., a large metal fabricator. His only prior involvement with the Company came from his relationship with his father.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

Our principal executive officer, Mr. Taylor, did not receive any compensation from the Company during the year ended December 31, 2019 and he has not received any cash nor non-cash compensation from us during the past two fiscal years. In addition he has no outstanding equity awards at year end.

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

Compensation of Directors

We have no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. We did not pay any compensation to our directors during the year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 3,332,200 shares of common stock outstanding as of April 14, 2020.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Tryant, LLC (1) 1608 W 2225 S Woods Cross, UT 84067	520,000	15.6
Compass Equity Partners, LLC 455 East 400 South Salt Lake City, UT 84106	517,000	15.5
Maestro Investments, LLC 369 East 900 South, Suite 281 Salt Lake City, UT 84111	517,000	15.5
(1) Mr. Daniel Drummond is the managing director of Tryant, LLC and these shares are considered beneficially controlled by Mr. Drummond.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Deven L. Taylor	61,524	1.8
Directors and officers as a group	61,524	1.8

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

The following information summarizes transactions we engaged in for the fiscal year ended December 31, 2019 involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons. These transactions were negotiated between related parties without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our principal accounting firms, Pinnacle Accountancy Group of Utah, PLLC, for each of the last two fiscal years in connection with the audit of our financial statements and other professional services.

	Pinnacle Accountancy Group of Utah, PLLC	Pinnacle Accountancy Group of Utah, PLLC
	2019	2018
Audit fees	$6,200	$5,400
Audit-related fees	—	—
Tax fees	—	—
All other fees	$—	$—

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

(a)(1)Financial Statements

The audited financial statements of Prestige Capital Corporation are included in this report under Item 8 on pages 13 through 22.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

No.	Description
3(i).1	Articles of Incorporation (Incorporated by reference to exhibit 3(i) to Form 10-KSB, filed December 3, 1999)
3(i).2	Amended Articles of Incorporation (Incorporated by reference to exhibit 3(i)(a) to Form 10-KSB, filed April 15, 2008)
3(ii)	Bylaws (Incorporated by reference to exhibit 3(ii) to Form 10-KSB, filed December 3, 1999)
4.6	Description of Securities
14.1	Code of Ethics (Incorporated by reference to exhibit 14.1 to Form 10-KSB, filed April 15, 2008)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

PRESTIGE CAPITAL CORPORATION

By:  /s/ Deven L. Taylor

Deven L. Taylor, President

Date: April 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Deven L. Taylor

Deven L. Taylor

President and Director

Principal Financial Officer

Date: April 14, 2020

