Form 10-Q
period 2020-03-31
PRESTIGE CAPITAL CORP
filed 2020-05-12
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock as of May 12, 2020 was 3,332,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

March 31, 2020

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Balance Sheets

(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS
Current Assets
Cash	$81	$105
Total Current Assets	81	105
Total Assets	$81	$105

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current Liabilities
Accounts payable – related party	$7,500	$6,000
Accounts payable	2,400	1,200
Accrued interest – related party	39,864	36,646
Notes payable – related party	163,815	161,115
Total Current Liabilities	213,579	204,961
Total Liabilities	213,579	204,961
Stockholders' Equity (Deficit)
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 3,332,200 shares issued and outstanding at March 31, 2020 and December 31, 2019	3,332	3,332
Additional Paid in Capital	713,573	713,573
Accumulated Retained Deficit	(930,403)	(921,761)
Total Stockholders' Equity (Deficit)	(213,498)	(204,856)
Total Liabilities and Stockholders' Equity (Deficit)	$81	$105

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Revenues	$—	$—
Operating Expenses
General and administrative	5,424	5,424
Loss from Operations	(5,424)	(5,424)

Other Income (Expense)
Interest expense – related party	(3,218)	(2,918)
Total Other Income (Expense)	(3,218)	(2,918)

Net loss before income taxes	(8,642)	(8,342)
Income taxes	—	—

Net Loss	$(8,642)	$(8,342)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	3,332,200	3,332,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2019 and 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2018	3,332,200	$3,332	$713,573	$(896,094)	$(179,189)
Net loss for the period ended March 31, 2019	—	—	—	(8,342)	(8,342)
Balance March 31, 2019	3,332,200	$3,332	$713,573	$(904,436)	$(187,531)

Balance December 31, 2019	3,332,200	$3,332	$713,573	$(921,761)	$(204,856)
Net loss for the period ended March 31, 2020	—	—	—	(8,642)	(8,642)
Balance March 31, 2020	3,332,200	$3,332	$713,573	$(930,403)	$(213,498)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,642)	$(8,342)
Adjustments to reconcile Net Loss to Net Cash (used in) operations:
Expenses paid by related party	1,500	1,500
Changes in assets and liabilities
Increase in accounts payable	1,200	2,800
Increase in accrued interest – related party	3,218	2,918
Net cash (used in) Operating Activities	(2,724)	(1,124)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	2,700	1,100
Net cash provided by Financing Activities	2,700	1,100

Net Increase (Decrease) in Cash	(24)	(24)
Beginning Cash Balance	105	201
Ending Cash Balance	$81	$177

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

March 31, 2020

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2020 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the operating results for the full year ended December 31, 2020.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies

The COVID-19 pandemic could have an impact on our ability to obtain financing to fund our operations. The Company is unable to predict the ultimate impact at this time.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2020, the Company borrowed $2,700 from a shareholder resulting in a notes payable – related party balance of $163,815 at March 31, 2020 and $161,115 at December 31, 2019. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the three months ended March 31, 2020 and 2019 was $3,218 and $2,918, respectively, resulting in accrued interest of $39,864 and $36,646 at March 31, 2020 and December 31, 2019, respectively.

During the quarter ended March 31, 2020, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $1,500.

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

Our cash decreased to $81 at March 31, 2020 from $105 at December 31, 2019. Our total liabilities increased to $213,579 at March 31, 2020 from $204,961 at December 31, 2019, primarily due to accounts payable – related party, notes payable – related party and accrued interest on notes payable – related party.

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

Results of Operations

We did not record revenues in either 2020 or 2019. General and administrative expense was $5,424 for the three months ended March 31, 2020 (“2020 first quarter”) and the three months ended March 31, 2019 (“2019 first quarter”).

Total other expense increased to $3,218 for the 2020 first quarter compared to $2,918 for the 2019 first quarter due to the interest expense on notes payable – related party.

Our net loss increased to $8,642 for the 2020 first quarter compared to $8,342 for the 2019 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

During the three months ended March 31, 2020, the Company borrowed $2,700 from a shareholder resulting in a notes payable – related party balance of $163,815 at March 31, 2020. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the three months ended March 31, 2020 was $3,218, resulting in accrued interest of $39,864 at March 31, 2020.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 7, 2020, the SEC issued an “Order of Suspension of Trading” temporarily suspending trading in the securities of the Company because of questions that have been raised about the accuracy and adequacy of information in the marketplace relating to the Company’s common stock, including its financial condition and its operations, if any, in light of concerns about investors confusing the Company with a similarly-named private company that is a manufacturer of N95 masks and the subject of increased media attention during the ongoing COVID-19 pandemic.

The temporary suspension started April 8, 2020 and ended April 22, 2020, however, the Depository Trust Company (“DTC”) has imposed a “Global Lock” on the Company’s stock because of the notification of the “Order of Suspension of Trading” from the SEC. The Company has had difficulty finding a broker-dealer who is willing to rely on the Company’s published financial statements without some indication from the SEC that it no longer has questions regarding the concerns it raised by the suspension of trading. Therefore, the Company has requested that the SEC provide the Company with an SEC Termination Letter which will allow trading of our stock to resume. However, the SEC has indicated that it cannot provide the termination letter because the investigation is ongoing. The SEC has indicated that it will consider the request for the termination letter at the appropriate time.

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

Date: May 12, 2020	PRESTIGE CAPITAL CORPORATION By: /s/ Deven L. Taylor Deven L. Taylor President and Director Principal Financial Officer

