Form 10-Q
period 2020-06-30
PRESTIGE CAPITAL CORP
filed 2020-08-10
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2020 was 3,332,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

June 30, 2020

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

(Unaudited)

	June 30, 2020	December 31, 2019

ASSETS
Current Assets
Cash	$57	$105
Total Current Assets	57	105
Total Assets	$57	$105
Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current Liabilities
Accounts payable – related party	$9,000	$6,000
Accounts payable	1,200	1,200
Accrued interest – related party	43,164	36,646
Notes payable – related party	166,215	161,115
Total Current Liabilities	219,579	204,961
Total Liabilities	219,579	204,961
Stockholders' Equity (Deficit)
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 3,332,200 shares issued and outstanding	3,332	3,332
Additional Paid in Capital	713,573	713,573
Accumulated Retained Deficit	(936,427)	(921,761)
Total Stockholders' Equity (Deficit)	(219,522)	(204,856)
Total Liabilities and Stockholders' Equity (Deficit)	$57	$105

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Revenues	$—	$—	$—	$—
Operating Expenses
General and administrative	2,724	2,724	8,148	8,148
Loss from Operations	(2,724)	(2,724)	(8,148)	(8,148)

Other Income (Expense)
Interest expense – related party	(3,300)	(2,994)	(6,518)	(5,912)
Total Other Income (Expense)	(3,300)	(2,994)	(6,518)	(5,912)

Net loss before income taxes	(6,024)	(5,718)	(14,666)	(14,060)
Income taxes	—	—	—	—

Net Loss	$(6,024)	$(5,718)	$(14,666)	$(14,060)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	3,332,200	3,332,200	3,332,200	3,332,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2019 and 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2018	3,332,200	$3,332	$713,573	$(896,094)	$(179,189)
Net loss for the period ended March 31, 2019	—	—	—	(8,342)	(8,342)
Balance March 31, 2019	3,332,200	$3,332	$713,573	$(904,436)	$(187,531)
Net loss for the period ended June 30, 2019	—	—	—	(5,718)	(5,718)
Balance June 30, 2019	3,332,200	$3,332	$713,573	$(910,154)	$(193,249)

Balance December 31, 2019	3,332,200	$3,332	$713,573	$(921,761)	$(204,856)
Net loss for the period ended March 31, 2020	—	—	—	(8,642)	(8,642)
Balance March 31, 2020	3,332,200	$3,332	$713,573	$(930,403)	$(213,498)
Net loss for the period ended June 30, 2020	—	—	—	(6,024)	(6,024)
Balance June 30, 2020	3,332,200	$3,332	$713,573	$(936,427)	$(219,522)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(14,666)	$(14,060)
Adjustments to reconcile Net Loss to Net Cash (used in) operations:
Expenses paid by related party	3,000	3,000
Changes in assets and liabilities
Increase in accounts payable	—	100
Increase in accrued interest – related party	6,518	5,912
Net cash (used in) Operating Activities	(5,148)	(5,048)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	5,100	5,000
Net cash provided by Financing Activities	5,100	5,000

Net Increase (Decrease) in Cash	(48)	(48)
Beginning Cash Balance	105	201
Ending Cash Balance	$57	$153

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

June 30, 2020

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2020 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 audited financial statements as reported in its Form 10-K. The results of operations for the six-month period ended June 30, 2020 are not necessarily indicative of the operating results for the full year ended December 31, 2020.

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

During the six months ended June 30, 2020, the Company borrowed $5,100 from a shareholder resulting in a notes payable – related party balance of $166,215 at June 30, 2020 and $161,115 at December 31, 2019. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the six months ended June 30, 2020 and 2019 was $6,518 and $5,912, respectively, resulting in accrued interest of $43,164 and $36,646 at June 30, 2020 and December 31, 2019, respectively.

During the six months ended June 30, 2020, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $3,000.

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

Our cash decreased to $57 at June 30, 2020 from $105 at December 31, 2019. Our total liabilities increased to $219,579 at June 30, 2020 from $204,961 at December 31, 2019, primarily due to accounts payable – related party, notes payable – related party and accrued interest on notes payable – related party.

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

Results of Operations

We did not record revenues in either 2020 or 2019. General and administrative expense was $8,148 for the six months ended June 30, 2020 (“2020 six month period”) and the six months ended June 30, 2019 (“2019 six month period”). General and administrative expense was $2,724 for the three months ended June 30, 2020 (“2020 second quarter”) and the three months ended June 30, 2019 (“2019 second quarter”).

Total other expense increased to $6,518 for the 2020 six month period compared to $5,912 for the 2019 six month period and total other expense increased to $3,300 for the 2020 second quarter compared to $2,994 for the 2019 second quarter due to the interest expense on notes payable – related party.

Our net loss was $14,666 for the 2020 six month period compared to $14,060 for the 2019 six month period and our net loss was $6,024 for the 2020 second quarter compared to $5,718 for the 2019 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

During the six months ended June 30, 2020, the Company borrowed $5,100 from a shareholder resulting in a notes payable – related party balance of $166,215 at June 30, 2020. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the six months ended June 30, 2020 was $6,578, resulting in accrued interest of $43,164 at June 30, 2020.

During the six months ended June 30, 2020, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $3,000.

At June 30, 2020 the Company owes $1,200 to vendors.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 10, 2020	PRESTIGE CAPITAL CORPORATION By: /s/ Deven L. Taylor Deven L. Taylor President and Director Principal Financial Officer

