Form 10-K
period 2020-12-31
PRESTIGE CAPITAL CORP
filed 2021-03-29
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of March 29, 2021 was 3,332,200.

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

At this time, management is unsure what effect the COVID-19 pandemic (the “Pandemic”) will have on our search for companies to combine with. Since we have minimal operations, the Pandemic has not caused any significant changes to our operations.

As of the date of this report management is investigating a potential merger or acquisition of a company. However, we have not entered into any definitive agreement relating to a transaction as of the filing date of this report. We anticipate that the evaluation of this opportunity will be complex. We expect that our due diligence will encompass meetings with its business management and inspection of its operations, as well as review of financial and other information that may be available to our management. This review may be conducted either by our management or by unaffiliated third-party consultants that the Company may engage. The Company’s limited funds and the lack of full-time management will likely make it impracticable to conduct an exhaustive investigation.

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

ITEM 2. PROPERTIES

We do not currently own or lease any property. Until we pursue a viable business opportunity and recognize income, we will not seek office space.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings as of the date of this filing.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the OTC Bulletin Board under the symbol “PGEC.” However, on April 7, 2020 the SEC announced a temporary suspension of trading in the securities of the Company because of questions that were raised about the accuracy and adequacy of information in the marketplace relating to the Company’s common stock, including its financial condition and its operations, if any, in light of concerns about investors confusing the Company with a similarly-named private company that is a manufacturer of N95 masks and the subject of increased media attention during the ongoing COVID-19 pandemic. The trading suspension continues until such time as the SEC issues a termination letter to the Company.

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

Holders

We had 94 stockholders of record of our common stock as of March 29, 2021; not including an indeterminate number of shareholders who may hold shares in “street name.”

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

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may affect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

At December 31, 2020, we had cash of $4,695 compared to $105 cash at December 31, 2019 as a result of proceeds from loans. At December 31, 2020 total liabilities increased to $236,462 compared to $204,961 at December 31, 2019. This increase in total liabilities primarily represents an increase in accrued interest for all notes payable and the increase of notes payable-related party for cash advances, consulting services and professional services provided by or paid for by a stockholder (See “Commitments and Obligations,” below).

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

Results of Operations

We had no revenues during 2020 and 2019. We recorded a slight increase in operating expenses for December 31, 2020 compared to December 31, 2019. Interest expense for notes payable – related party increased by 10.2% for December 31, 2020 compared to December 31, 2019. Our net loss increased 4.8% for December 31, 2020 compared to December 31, 2019. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

In prior years, the Company had borrowed $43,200 from First Equity Holdings Corp, a stockholder (“First Equity”) and borrowed an additional $13,400 during 2020 in the form of notes payable – related party. At December 1, 2017, the Company converted an additional $58,100 in accounts payable owed First Equity to notes payable – related party. In 2018, First Equity acquired a promissory note from a non-related party in the amount of $39,215, and an additional $6,600 of accounts payable to First Equity was converted to notes payable – related party in 2019. In 2020, an additional $6,000 was converted to notes payable – related party. These actions resulted in a $180,515 aggregate note payable – related party balance for First Equity. The notes are unsecured, due on demand, and bear interest at 8% per annum. Accrued interest through December 31, 2020 and December 31, 2019 was $49,947 and $36,646, respectively. No payments on principle or interest have been made to date. Interest expense on these related party loans for the years ended December 31, 2020 and December 31, 2019 was $13,301 and $12,071, respectively.

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

December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Prestige Capital Corporation

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Prestige Capital Corporation (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 23, 2021

PRESTIGE CAPITAL CORPORATION

Balance Sheets

	December 31, 2020	December 31, 2019

ASSETS
Current Assets
Cash	$4,695	$105
Total Current Assets	4,695	105
Total Assets	$4,695	$105

Liabilities and Stockholders' Deficit
Liabilities
Current Liabilities
Accounts payable – related party	$6,000	$6,000
Accounts payable	—	1,200
Accrued interest – related party	49,947	36,646
Loans payable – related party	180,515	161,115
Total Current Liabilities	236,462	204,961
Total Liabilities	236,462	204,961

Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized, par value $0.001 per share. None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized, par value $0.001 per share, 3,332,200 shares issued and outstanding	3,332	3,332
Additional paid in capital	713,573	713,573
Accumulated retained deficit	(948,672)	(921,761)
Total Stockholders' Deficit	(231,767)	(204,856)
Total Liabilities and Stockholders' Deficit	$4,695	$105

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Operations

	Year Ended December 31, 2020	Year Ended December 31, 2019

Revenues	$—	$—
Operating Expenses
General and administrative	13,610	13,596
Loss from Operations	(13,610)	(13,596)

Other Income (Expense)
Related party interest expense	(13,301)	(12,071)
Total other Income (Expense)	(13,301)	(12,071)

Loss before income taxes	(26,911)	(25,667)
Income tax expense	—	—

Net Loss	$(26,911)	$(25,667)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	3,332,200	3,332,200

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2020 and 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2018	3,332,200	$3,332	$713,573	$(896,094)	$(179,189)
Net loss for the year ended December 31, 2019	—	—	—	(25,667)	(25,667)
Balance December 31, 2019	3,332,200	$3,332	$713,573	$(921,761)	$(204,856)
Net loss for the year ended December 31, 2020	—	—	—	(26,911)	(26,911)
Balance December 31, 2020	3,332,200	$3,332	$713,573	$(948,672)	$(231,767)

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Cash Flows

	Year Ended December 31, 2020	Year Ended December 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(26,911)	$(25,667)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related party	6,000	6,000
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(1,200)	100
Increase in accrued interest – related party	13,301	12,071
Net cash used in operating activities	(8,810)	(7,496)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable – related party	13,400	7,400
Net cash provided by financing activities	13,400	7,400

Increase (Decrease) in Cash	4,590	(96)
Beginning Cash Balance	105	201
Ending Cash Balance	$4,695	$105

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

Non-Cash Investing and Financing Activities
Conversion of related party accounts payable into loan payable – related party	$6,000	$6,600

The accompanying notes are an integral part of these financial statements.

Prestige Capital Corporation

Notes to the Financial Statements

December 31, 2020 and 2019

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

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has negative working capital of $231,767 and has incurred losses of $948,672 since inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2020 and 2019.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Basic and Diluted Net income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

For the years ended December 31, 2020 and 2019, the Company did not have any potentially dilutive securities (warrants, options, and convertible preferred stock) outstanding.

Recent Pronouncements

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

Fair Value of Financial Instruments

If required by authoritative literature, the Company would account for certain assets and liabilities at fair value.

The cash, accounts payable, notes payable and accrued interest have fair values that approximate their carrying values due to the short-term nature of these instruments.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of the years ended December 31, 2020 and 2019, the Company recorded $180,515 and $161,115 loans payable – related party. At December 31, 2020 the $6,000 accounts payable – related party for 2019 were converted into loans payable – related party and at December 31, 2019 the $6,600 accounts payable – related party for 2018 were converted into loans payable – related party. The note is unsecured, due on demand, and bears interest at 8% per annum. Accrued interest through December 31, 2020 and December 31, 2019 was $49,947 and $36,646, respectively. No payments on principle or interest have been made to date. Interest expense for the years ended December 31, 2020 and 2019 was $13,301 and $12,071, respectively.

During the years ended December 31, 2020 and 2019, the Company incurred $6,000 and $6,000, respectively in professional fees payable to a related party.

NOTE 5 – STOCKHOLDERS’ EQUITY

No shares were issued in 2020 or 2019.

NOTE 6 - INCOME TAXES

At December 31, 2020 and 2019, the Company has available unused net operating loss carryforwards of approximately $409,323 and $382,412, respectively, which may be applied against future taxable income and which expire in various years from 2024 through 2037. Due to a substantial change in the Company’s ownership during June 2006, there will be an annual limitation on the amount of previous net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $85,958 and $80,306 as of December 31, 2020 and 2019, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $(5,652) during the year ended December 31, 2020.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allow using the new rates adjusted in the period of enactment.

Deferred tax assets and the valuation account are as follows:

Deferred tax asset:	For the Years Ended December 31,
	2020	2019
Net operating loss carryforward (at 21%)	$85,958	$80,306
Valuation allowance	(85,958)	(80,306)
	$0	$0

A reconciliation of amounts obtained by applying the indicated Federal tax rates of 21% to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2020	2019
Federal tax benefit (at 21%)	$5,652	$5,390
Change in valuation allowance	(5,652)	(5,390)
Effect of rate change on Deferred Tax Asset	—	—
	$0	$0

The Company did not have any tax positions for which it is reasonable possible that the total amount of unrecognized tax benefits will significantly increase or decrease with the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2020 and 2019 the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2020, 2019, 2018 and 2017.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated events occurring after December 31, 2020 through the date the financial statements were issued and did not identify any material subsequent events requiring adjustment to the accompanying financial statements or disclosure thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements between the Company and our independent registered public accounting firm related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedures during the last two fiscal year.

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

For the year ended December 31, 2020, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The biographical information of our director and executive officers is presented below. Our bylaws require three directors who serve for terms of one year or until they are replaced by a qualified director. We currently have two vacancies on our board of directors. Our executive officers are chosen by our board of directors and serve at its discretion.

Name	Age	Position Held	Director Term
Deven L. Taylor	65	Director President	June 2019 until our next annual meeting.
Kristin Brough	34	Secretary and Treasurer

On June 17, 2019, Deven L.Taylor was appointed to his officer and director positions by his father, our former President, Robert Taylor.  Deven has been employed at Western Zirconium, Inc., a large metal fabricator, for over 40 years.

On August 5, 2020, Kristin Brough was appointed as Secretary and Treasurer of the Company. She is currently employed by Sinclair Oil Corp. as an accounts receivable clerk. From July 2017 through November 2020, she was employed by Principal Development as a property manager. From March 2015 through July 2017, she was employed by Sinclair Oil Corp. as an accounts receivable clerk.

During the past ten years the director and executive officers have not: (1) filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) been convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) been the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) been found by a c7ourt of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

None of our named executive officers received any cash or non-cash compensation during the past two fiscal years and none had outstanding equity awards at year end. We have not entered into an employment contract with any executive officer and compensation, if any, will be determined at the discretion of our board of directors. In addition, we do not offer retirement benefit plans to our executive officers, nor have we entered into any contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a named executive officer at, or in connection with, the resignation, retirement or other termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control.

Compensation of Directors

We have no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. We did not pay any compensation to our directors during the year ended December 31, 2020 or 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 3,332,200 shares of common stock outstanding as of March 29, 2021.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

The following information summarizes transactions we engaged in for the fiscal year ended December 31, 2020 involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons. These transactions were negotiated between related parties without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

During 2020, the Company borrowed $13,400 from First Equity Holdings Corp, a stockholder (“First Equity”). As of December 31, 2020, we owed First Equity $180,515. The notes are unsecured, due on demand, and bear interest at 8% per annum. We have not made any payments on principle or interest to date. Interest expense on these related party loans for the year ended December 31, 2020 was $13,301, resulting in accrued interest of $49,947 at December 31, 2020.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our principal accounting firms, Pinnacle Accountancy Group of Utah, for each of the last two fiscal years in connection with the audit of our financial statements and other professional services.

	Pinnacle Accountancy Group of Utah	Pinnacle Accountancy Group of Utah
	2020	2019
Audit fees	$6,200	$6,200
Audit-related fees	—	—
Tax fees	—	—
All other fees	$—	$—

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

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

No.	Description
3(i).1	Articles of Incorporation (Incorporated by reference to exhibit 3(i) to Form 10-KSB, filed December 3, 1999)
3(i).2	Amended Articles of Incorporation (Incorporated by reference to exhibit 3(i)(a) to Form 10-KSB, filed April 15, 2008)
3(ii)	Bylaws (Incorporated by reference to exhibit 3(ii) to Form 10-KSB, filed December 3, 1999)
4.6	Description of Securities (Incorporated by reference to exhibit 4.6 to Form 10-K, filed April 14, 2020)
14.1	Code of Ethics (Incorporated by reference to exhibit 14.1 to Form 10-KSB, filed April 15, 2008)
31.1	Principal Executive Officer Certification
31.2	Principal Financial Officer Certification
32.1	Section 1350 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

PRESTIGE CAPITAL CORPORATION

By:  /s/ Deven L. Taylor

Deven L. Taylor, President

Date: March 29, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Deven L. Taylor

Deven L. Taylor

President and Director

Principal Executive Officer

Principal Financial Officer

Date: March 29, 2021

By:  /s/ Kristin Brough

Kristin Brough

Secretary and Treasurer

Date: March 29, 2021

