Form 10-Q
period 2021-03-31
PRESTIGE CAPITAL CORP
filed 2021-05-17
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of May 17, 2021 was 3,332,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

March 31, 2021

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$2,986	$4,695
Total Current Assets	2,986	4,695
Total Assets	$2,986	$4,695
Liabilities and Stockholders' Deficit
Liabilities
Current Liabilities
Accounts payable – related party	$7,500	$6,000
Accounts payable	2,200	—
Accrued interest – related party	53,557	49,947
Notes payable – related party	180,515	180,515
Total Current Liabilities	243,772	236,462
Total Liabilities	243,772	236,462
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common stock - 100,000,000 shares authorized having a par value of $0.001 per share, 3,332,200 shares issued and outstanding	3,332	3,332
Additional paid in capital	713,573	713,573
Accumulated deficit	(957,691)	(948,672)
Total Stockholders' Deficit	(240,786)	(231,767)
	$2,986	$4,695

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Revenues	$—	$—
Operating Expenses
General and administrative	5,409	5,424
Loss from Operations	(5,409)	(5,424)

Other Income (Expense)
Interest expense – related party	(3,610)	(3,218)
Total Other Income (Expense)	(3,610)	(3,218)

Loss before income taxes	(9,019)	(8,642)
Income tax expense	—	—

Net Loss	$(9,019)	$(8,642)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	3,332,200	3,332,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2019	3,332,200	$3,332	$713,573	$(921,761)	$(204,856)
Net loss for the period ended March 31, 2020	—	—	—	(8,642)	(8,642)
Balance March 31, 2020	3,332,200	$3,332	$713,573	$(930,403)	$(213,498)

Balance December 31, 2020	3,332,200	$3,332	$713,573	$(948,672)	$(231,767)
Net loss for the period ended March 31, 2021	—	—	—	(9,019)	(9,019)
Balance March 31, 2021	3,332,200	$3,332	$713,573	$(957,691)	$(240,786)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31, 2021	Three months ended March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,019)	$(8,642)
Adjustments to reconcile Net Loss to Net Cash used in operations:
Expenses paid by related party	1,500	1,500
Changes in assets and liabilities:
Increase in accounts payable	2,200	1,200
Increase in accrued interest – related party	3,610	3,218
Net cash used in Operating Activities	(1,709)	(2,724)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	—	2,700
Net cash provided by Financing Activities	—	2,700

Net Increase (Decrease) in Cash	(1,709)	(24)
Beginning Cash Balance	4,695	105
Ending Cash Balance	$2,986	$81

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

March 31, 2021

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2021 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the operating results for the full year ended December 31, 2021.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2021 and 2020, the Company borrowed $0 and $2,700 from a shareholder resulting in a notes payable – related party balance of $180,515 at March 31, 2021 and December 31, 2020. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the three months ended March 31, 2021 and 2020 was $3,610 and $3,218, respectively, resulting in accrued interest of $53,557 and $49,947 at March 31, 2021 and December 31, 2020, respectively.

During the three-month periods ended March 31, 2021 and 2020, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $1,500 and $1,500, respectively.

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

At March 31, 2021 we recorded cash of $2,986 compared to cash of $4,695 at December 31, 2020. Our total liabilities increased to $243,772 at March 31, 2021 from $236,462 at December 31, 2020, primarily due to accounts payable, accounts payable – related party, notes payable – related party and accrued interest on notes payable – related party.

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

Results of Operations

We did not record revenues in either 2021 or 2020. We did not record a significant change in general and administrative expense for the three months ended March 31, 2021 (“2021 first quarter”) compared to the three months ended March 31, 2020 (“2020 first quarter”)

Total other expense increased 12.8% for the 2021 first quarter compared to the 2020 first quarter. Total other expense represents interest expense related to notes payable.

Our net loss increased 4.3% for the 2021 first quarter compared to the 2020 first quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2021, the Company owed a shareholder notes payable – related party balance of $180,515 at March 31, 2021. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the three-months ended March 31, 2021 was $3,610, resulting in accrued interest of $53,557 at March 31, 2021.

During the three-months ended March 31, 2021, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $1,500.

At March 31, 2021, the Company owes vendors $2,200.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

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

Date: May 17, 2021	PRESTIGE CAPITAL CORPORATION By: /s/ Deven L. Taylor Deven L. Taylor President and Director Principal Financial Officer

