Form 10-Q
period 2021-06-30
PRESTIGE CAPITAL CORP
filed 2021-08-13
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
(801) 323-3295 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant's common stock as of August 13, 2021 was 3,332,200.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

June 30, 2021

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

(Unaudited)

	June 30, 2021	December 31, 2020

ASSETS
Current Assets
Cash	$1,486	$4,695
Total Current Assets	1,486	4,695
Total Assets	$1,486	$4,695

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable - related party	$9,000	$6,000
Accrued interest - related party	57,193	49,947
Notes payable - related party	183,515	180,515
Total Current Liabilities	249,708	236,462
Total Liabilities	249,708	236,462
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	-	-
Common stock - 100,000,000 shares authorized having a par value of $0.001 per share, 3,332,200 shares issued and outstanding	3,332	3,332
Additional paid in capital	713,573	713,573
Accumulated deficit	(965,127)	(948,672)
Total Stockholders' Deficit	(248,222)	(231,767)
Total Liabilities and Stockholders' Deficit	$1,486	$4,695

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Revenues	$-	$-	$-	$-
Operating Expenses
General and administrative	3,800	2,724	9,209	8,148
Loss from Operations	(3,800)	(2,724)	(9,209)	(8,148)

Other Income (Expense)
Interest expense - related party	(3,636)	(3,300)	(7,246)	(6,518)
Total Other Income (Expense)	(3,636)	(3,300)	(7,246)	(6,518)

Loss before income taxes	(7,436)	(6,024)	(16,455)	(14,666)
Income tax expense	-	-	-	-

Net Loss	$(7,436)	$(6,024)	$(16,455)	$(14,666)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	3,332,200	3,332,200	3,332,200	3,332,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Stockholders' Deficit

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2019	3,332,200	$3,332	$713,573	$(921,761)	$(204,856)
Net loss for the period ended March 31, 2020	-	-	-	(8,642)	(8,642)
Balance March 31, 2020	3,332,200	$3,332	$713,573	$(930,403)	$(213,498)
Net loss for the period ended June 30, 2020	-	-	-	(6,024)	(6,024)
Balance June 30, 2020	3,332,200	$3,332	$713,573	$(936,427)	$(219,522)

Balance December 31, 2020	3,332,200	$3,332	$713,573	$(948,672)	$(231,767)
Net loss for the period ended March 31, 2021	-	-	-	(9,019)	(9,019)
Balance March 31, 2021	3,332,200	$3,332	$713,573	$(957,691)	$(240,786)
Net loss for the period ended June 30, 2021	-	-	-	(7,436)	(7,436)
Balance June 30, 2021	3,332,200	$3,332	$713,573	$(965,127)	$(248,222)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2021	Six months ended June 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(16,455)	$(14,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	3,000	3,000
Changes in operating assets and liabilities
Increase in accrued interest - related party	7,246	6,518
Net cash used in operating activities	(6,209)	(5,148)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - related party	3,000	5,100
Net cash provided by financing activities	3,000	5,100

Net Increase (Decrease) in Cash	(3,209)	(48)
Beginning Cash Balance	4,695	105
Ending Cash Balance	$1,486	$57

Supplemental Disclosures
Cash paid for:
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

June 30, 2021

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2021 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2020 audited financial statements as reported in its Form 10-K. The results of operations for the six-month period ended June 30, 2021 are not necessarily indicative of the operating results for the full year ended December 31, 2021.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited assets, has incurred losses since inception, has negative cash flows from operations, and has no revenue-generating activities. Its activities have been limited for the past several years and it is dependent upon financing to continue operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to acquire or merge with other operating companies.

The COVID-19 pandemic could have an impact on our ability to obtain financing to fund our operations. The Company is unable to predict the ultimate impact at this time.

NOTE 3 - NOTES PAYABLE

During the six months ended June 30, 2021, the Company borrowed $3,000 from a shareholder resulting in a notes payable - related party balance of $183,515 at June 30, 2021 and $180,515 at December 31, 2020. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the six months ended June 30, 2021 and 2020 was $3,636 and $3,300, respectively, resulting in accrued interest of $57,193 and $49,947 at June 30, 2021 and December 31, 2020, respectively.

During the quarter ended June 31, 2021, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $3,000. The Company had accounts payable - related party of $9,000 and $6,000 at June 30, 2021 and December 31, 2020, respectively.

NOTE 4 - SUBSEQUENT EVENTS

The Company has reviewed all material events from the balance sheet date through the date these financial statements were issued and has determined that there are no material subsequent events to report.

In this report references to "Prestige," "the Company," "we," "us," and "our" refer to Prestige Capital Corporation.

FORWARD LOOKING STATEMENTS

The U. S. Securities and Exchange Commission ("SEC") encourages reporting companies to disclose forward-looking information so that investors can better understand future prospects and make informed investment decisions. This report contains these types of statements. Words such as "may," "expect," "believe," "intend," "anticipate," "estimate," "project," or "continue" or comparable terminology used in connection with any discussion of future operating results or financial performance identify forward-looking statements. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. All forward-looking statements reflect our present expectation of future events and are subject to a number of important factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management intends to investigate a potential merger or acquisition of a company. However, we have not entered into any definitive agreement relating to a transaction as of the filing date of this report. We anticipate that the evaluation of this opportunity will be complex. We expect that our due diligence will encompass meetings with its business management and inspection of its operations, as well as review of financial and other information that may be available to our management. This review may be conducted either by our management or by unaffiliated third-party consultants that the Company may engage. The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct an exhaustive investigation.

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

At June 30, 2021 we recorded cash of $1,486 compared to cash of $4,695 at December 31, 2020. Our total liabilities increased to $249,708 at June 30, 2021 from $236,462 at December 31, 2020, primarily due to accounts payable - related party, notes payable - related party and accrued interest on notes payable - related party.

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

Results of Operations

We did not record revenues in either 2021 or 2020. We recorded a 13.0% increase in general and administrative expense for the six months ended June 30, 2021 ("2021 six-month period") compared to the six months ended June 30, 2020 ("2020 six-month period"). We recorded a 39.5% increase for the three months ended June 30, 2021 ("2021 second quarter") compared to the three months ended June 30, 2020 ("2020 second quarter").

Total other expense increased 11.2% for the 2021 six-month period compared to the 2020 six-month period. Total other expense increased 10.2% for the 2021 second quarter compared to the 2020 second quarter. Total other expense represents interest expense related to notes payable.

Our net loss increased 12.2% for the 2021 six-month period compared to the 2020 six-month period. For the 2021 second quarter our net loss increased 23.4% compared to the 2020 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2021, the Company owed a shareholder notes payable - related party balance of $183,515. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the six months ended June 30, 2021 was $7,246, resulting in accrued interest of $57,193 at June 30, 2021.

During the six months ended June 30, 2021, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $3,000.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. Under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 13, 2021	PRESTIGE CAPITAL CORPORATION By: /s/ Deven L. Taylor Deven L. Taylor President and Director Principal Financial Officer

