Form 10-K
period 2021-12-31
PRESTIGE CAPITAL CORP
filed 2022-03-14
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of March 14, 2022 was 3,332,200.

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

Our Business Plan

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by asset acquisition, merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. Based upon current economic conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the expensive legal and accounting fees and the length of time associated with the registration process of “going public.”

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not listed on the OTC Bulletin Board because on April 7, 2020 the SEC announced a temporary suspension of trading in the securities of the Company because of questions that were raised about the accuracy and adequacy of information in the marketplace relating to the Company’s common stock, including its financial condition and its operations, if any, in light of concerns about investors confusing the Company with a similarly-named private company that is a manufacturer of N95 masks and the subject of increased media attention during the ongoing COVID-19 pandemic. The trading suspension continues until such time as the SEC issues a termination letter to the Company.

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

Holders

We had 94 stockholders of record of our common stock as of March 14, 2022; not including an indeterminate number of shareholders who may hold shares in “street name.”

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

At December 31, 2021 we had cash of $673 compared to $4,695 cash at December 31, 2020. At December 31, 2021 total liabilities increased to $267,177 compared to $236,462 at December 31, 2020. This increase in total liabilities primarily represents an increase in accrued interest for all notes payable and the increase of notes payable-related party for cash advances, consulting services and professional services provided by or paid for by a stockholder (See “Commitments and Obligations,” below).

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

Results of Operations

We did not record revenues in either 2021 or 2020. General and administrative expense consisting primarily of professional fees incurred to maintain our SEC reporting requirements was $20,322 for 2021 compared to $13,610 for 2020.

Total other expense increased to $14,415 for 2021 compared to $13,301 for 2020 due to the increase of interest expense related to notes payable.

Our net loss increased to $34,737 for 2021 compared to $26,911 for 2020. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

First Equity Holdings Corp, a stockholder (“First Equity”) has loaned funds to the Company as well as paid for operating expenses. In prior years the accounts payable have been converted to notes payable. At December 31, 2021 the aggregate note payable – related party balance for First Equity was $194,515 along with accounts payable of $6,000 compared to the note payable – related party balance of $180,515 and accounts payable of $6,000 at December 31, 2020. The note payable is unsecured, due on demand, and bears interest at 8% per annum. Accrued interest through December 31, 2021 and December 31, 2020 was $64,362 and $49,947, respectively. No payments on principle or interest have been made to date. Interest expense on this related party note for the years ended December 31, 2021 and December 31, 2020 was $14,415 and $13,301, respectively.

As of December 31, 2021 we owed vendors $2,300.

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

December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Prestige Capital Corporation

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Prestige Capital Corporation (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 8, 2022

PRESTIGE CAPITAL CORPORATION

Balance Sheets

	December 31, 2021	December 31, 2020

ASSETS
Current Assets
Cash	$673	$4,695
Total Current Assets	673	4,695
Total Assets	$673	$4,695
Liabilities and Stockholders' Deficit
Liabilities
Current Liabilities
Accounts payable – related party	$6,000	$6,000
Accounts payable	2,300	—
Accrued interest – related party	64,362	49,947
Notes payable – related party	194,515	180,515
Total Current Liabilities	267,177	236,462
Total Liabilities	267,177	236,462
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized, par value $0.001 per share. None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized, par value $0.001 per share, 3,332,200 shares issued and outstanding	3,332	3,332
Additional paid in capital	713,573	713,573
Accumulated deficit	(983,409)	(948,672)
Total Stockholders' Deficit	(266,504)	(231,767)
Total Liabilities and Stockholders' Deficit	$673	$4,695

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Operations

	Year Ended December 31, 2021	Year Ended December 31, 2020

Revenues	$—	$—
Operating Expenses
General and administrative	20,322	13,610
Loss from Operations	(20,322)	(13,610)

Other Income (Expense)
Related party interest expense	(14,415)	(13,301)
Total Other Income (Expense)	(14,415)	(13,301)

Loss before income taxes	(34,737)	(26,911)
Income tax expense	—	—

Net Loss	$(34,737)	$(26,911)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	3,332,200	3,332,200

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2021 and 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2019	3,332,200	$3,332	$713,573	$(921,761)	$(204,856)
Net loss for the year ended December 31, 2020	—	—	—	(26,911)	(26,911)
Balance December 31, 2020	3,332,200	$3,332	$713,573	$(948,672)	$(231,767)
Net loss for the year ended December 31, 2021	—	—	—	(34,737)	(34,737)
Balance December 31, 2021	3,332,200	$3,332	$713,573	$(983,409)	$(266,504)

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Cash Flows

	Year Ended December 31, 2021	Year Ended December 31, 2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(34,737)	$(26,911)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related party	6,000	6,000
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	2,300	(1,200)
Increase in accrued interest – related party	14,415	13,301
Net cash used in operating activities	(12,022)	(8,810)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable – related party	8,000	13,400
Net cash provided by financing activities	8,000	13,400

Increase (Decrease) in Cash	(4,022)	4,590
Beginning Cash Balance	4,695	105
Ending Cash Balance	$673	$4,695

Supplemental Disclosures
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-Cash Investing and Financing Activities
Conversion of related party accounts payable into note payable – related party	$6,000	$6,000

The accompanying notes are an integral part of these financial statements.

Prestige Capital Corporation

Notes to the Financial Statements

December 31, 2021 and 2020

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

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has negative working capital of $266,504 and has incurred losses of $983,409 since inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2021 and 2020.

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

Basic and Diluted Net income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260 which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

For the years ended December 31, 2021 and 2020, the Company did not have any potentially dilutive securities (warrants, options, convertible notes, or convertible preferred stock) outstanding.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2021 and 2020, the Company reported $194,515 and $180,515 in a note payable – related party. At December 31, 2021, the $6,000 accounts payable – related party for 2020 were converted into a note payable – related party, and at December 31, 2020 the $6,000 accounts payable – related party for 2019 were converted into a note payable – related party. The note is unsecured, due on demand, and bears interest at 8% per annum. Accrued interest through December 31, 2021 and December 31, 2020 was $64,362 and $49,947, respectively. No payments on principle or interest have been made to date. Interest expense for the years ended December 31, 2021 and 2020 was $14,415 and $13,301, respectively.

During the years ended December 31, 2021 and 2020, the Company incurred $6,000 and $6,000, respectively in professional fees payable to a related party.

NOTE 5 – STOCKHOLDERS’ EQUITY

No shares were issued in 2021 or 2020.

NOTE 6 – INCOME TAXES

At December 31, 2021 and 2020 the Company has available unused net operating loss carryforwards of approximately $444,060 and $409,323, respectively, which may be applied against future taxable income and which expire in various years from 2024 through 2037. Due to a substantial change in the Company’s ownership during June 2006, there will be an annual limitation on the amount of previous net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $93,253 and $85,958 as of December 31, 2021 and 2020, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $7,295 and $5,652 during the years ended December 31, 2021 and 2020, respectively.

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act. The schedules below reflect the Federal tax provision, deferred tax asset and valuation allow using the new rates adjusted in the period of enactment.

Deferred tax assets and the valuation account are as follows:

Deferred tax asset:	For the Years Ended December 31,
	2021	2020
Net operating loss carryforward (at 21%)	$93,253	$85,958
Valuation allowance	(93,253)	(85,958)
	$—	$—

A reconciliation of amounts obtained by applying the indicated Federal tax rates to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2021	2020
Federal tax benefit (at 21%)	$7,295	$5,652
Change in valuation allowance	(7,295)	(5,652)
Effect of rate change on Deferred Tax Asset	—	—
	$—	$—

The Company did not have any tax positions for which it is reasonable possible that the total amount of unrecognized tax benefits will significantly increase or decrease with the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2021 and 2020 the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2021, 2020, 2019, and 2018.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after December 31, 2021 through the date the financial statements were issued and did not identify any material subsequent events requiring adjustment to the accompanying financial statements or disclosures thereto.

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

For the year ended December 31, 2021, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Deven L. Taylor	66	Director President	June 2019 until our next annual meeting.
Kristin Brough	35	Secretary and Treasurer

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

Compensation of Directors

We have no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. We did not pay any compensation to our directors during the year ended December 31, 2021 or 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 3,332,200 shares of common stock outstanding as of March 14, 2022.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Tryant, LLC (1) 1608 W 2225 S Woods Cross, UT 84067	520,000	15.6%
Compass Equity Partners, LLC 455 East 400 South Salt Lake City, UT 84106	517,000	15.5%
Maestro Investments, LLC 369 East 900 South, Suite 281 Salt Lake City, UT 84111	517,000	15.5%
(1) Mr. Daniel Drummond is the managing director of Tryant, LLC and these shares are considered beneficially controlled by Mr. Drummond.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Deven L. Taylor	61,524	1.8%
Directors and officers as a group	61,524	1.8%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

The following information summarizes transactions we engaged in for the fiscal year ended December 31, 2021 involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons. These transactions were negotiated between related parties without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

During 2021, the Company borrowed $14,000 from First Equity Holdings Corp, a stockholder (“First Equity”). As of December 31, 2021, we owed First Equity a note payable of $194,515. The note is unsecured, due on demand, and bears interest at 8% per annum. We have not made any payments on principle or interest to date. Interest expense on this related party note for the year ended December 31, 2021 was $14,415, resulting in accrued interest of $64,362 at December 31, 2021.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our principal accounting firms, Pinnacle Accountancy Group of Utah, (a dba of Heaton & Company, PLLC) for each of the last two fiscal years in connection with the audit of our financial statements and other professional services.

	Pinnacle Accountancy Group of Utah	Pinnacle Accountancy Group of Utah
	2021	2020
Audit fees	$6,500	$6,200
Audit-related fees	—	—
Tax fees	—	—
All other fees	$—	$—

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

Date: March 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Deven L. Taylor

Deven L. Taylor

President and Director

Principal Executive Officer

Principal Financial Officer

Date: March 14, 2022

By:  /s/ Kristin Brough

Kristin Brough

Secretary and Treasurer

Date: March 14, 2022

