Form 10-Q
period 2022-09-30
PRESTIGE CAPITAL CORP
filed 2022-11-04
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of November 4, 2022 was 3,332,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

September 30, 2022

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021

ASSETS
Current Assets
Cash	$2,173	$673
Total Current Assets	2,173	673

Total Assets	$2,173	$673

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable – related party	$10,500	$6,000
Accounts payable	—	2,300
Accrued interest – related party	76,376	64,362
Notes payable – related party	205,015	194,515
Total Current Liabilities	291,891	267,177
Total Liabilities	291,891	267,177

Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common stock - 100,000,000 shares authorized having a par value of $0.001 per share, 3,332,200 shares issued and outstanding	3,332	3,332
Additional paid in capital	713,573	713,573
Accumulated deficit	(1,006,623)	(983,409)
Total Stockholders' Deficit	(289,718)	(266,504)

Total Liabilities and Stockholders’ Deficit	$2,173	$673

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended Sept 30, 2022	Three Months Ended Sept 30, 2021	Nine Months Ended Sept 30, 2022	Nine Months Ended Sept 30, 2021

Revenues	$—	$—	$—	$—
Operating Expenses
General and administrative	2,750	8,313	11,200	17,522
Loss from Operations	(2,750)	(8,313)	(11,200)	(17,522)

Other Income (Expense)
Interest expense – related party	(4,099)	(3,399)	(12,014)	(10,645)
Total Other Income (Expense)	(4,099)	(3,399)	(12,014)	(10,645)

Loss before income taxes	(6,849)	(11,712)	(23,214)	(28,167)
Income tax expense	—	—	—	—

Net Loss	$(6,849)	$(11,712)	$(23,214)	$(28,167)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	3,332,200	3,332,200	3,332,200	3,332,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Stockholders’ Deficit

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2020	3,332,200	$3,332	$713,573	$(948,672)	$(231,767)
Net loss for the period ended March 31, 2021	—	—	—	(9,019)	(9,019)
Balance March 31, 2021	3,332,200	$3,332	$713,573	$(957,691)	$(240,786)
Net loss for the period ended June 30, 2021	—	—	—	(7,436)	(7,436)
Balance June 30, 2021	3,332,200	$3,332	$713,573	$(965,127)	$(248,222)
Net loss for the period ended Sept. 30, 2021	—	—	—	(11,712)	(11,712)
Balance September 30, 2021	3,332,200	$3,332	$713,573	$(976,839)	$(259,934)

Balance December 31, 2021	3,332,200	$3,332	$713,573	$(983,409)	$(266,504)
Net loss for the period ended March 31, 2022	—	—	—	(9,495)	(9,495)
Balance March 31, 2022	3,332,200	$3,332	$713,573	$(992,904)	$(275,999)
Net loss for the period ended June 30, 2022	—	—	—	(6,870)	(6,870)
Balance June 30, 2022	3,332,200	$3,332	$713,573	$(999,774)	$(282,869)
Net loss for the period ended Sept. 30, 2022	—	—	—	(6,849)	(6,849)
Balance September 30, 2022	3,332,200	$3,332	$713,573	$(1,006,623)	$(289,718)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2022	Nine months ended September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(23,214)	$(28,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	4,500	4,500
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(2,300)	1,000
Increase in accrued interest – related party	12,014	10,645
Net cash used in operating activities	(9,000)	(12,022)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	10,500	8,000
Net cash provided by financing activities	10,500	8,000

Net Increase (Decrease) in Cash	1,500	(4,022)
Beginning Cash Balance	673	4,695
Ending Cash Balance	$2,173	$673

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

September 30, 2022

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2022 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2021 audited financial statements as reported in its Form 10-K. The results of operations for the nine-month period ended September 30, 2022 are not necessarily indicative of the operating results for the full year ended December 31, 2022.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2022 and 2021, the Company borrowed $10,500 and $8,000, respectively, from a shareholder resulting in a notes payable – related party balance of $205,015 at September 30, 2022 and $194,515 at December 31, 2021. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the nine months ended September 30, 2022 and 2021 was $12,014 and $10,645, respectively, resulting in accrued interest of $76,376 and $64,362 at September 30, 2022 and December 31, 2021, respectively.

During the nine-months ended September 30, 2022 and 2021, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $4,500 and $4,500, respectively.

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

At September 30, 2022, we had cash of $2,173 compared to cash of $673 at December 31, 2021. Our total liabilities increased to $291,891 at September 30, 2022 from $267,177 at December 31, 2021 due to increases in accounts payable – related party, notes payable – related party and accrued interest on notes payable – related party.

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

Results of Operations

We did not record revenues in either 2022 or 2021. We recorded $11,200 in general and administrative expenses for the nine months ended September 30, 2022 (“2022 nine-month period”) compared to $17,522 for the nine months ended September 30, 2021 (“2021 nine-month period”). We recorded $2,750 in general and administrative expenses for the three months ended September 30, 2022 (“2022 third quarter”) compared to $8,313 the three months ended September 30, 2021 (“2021 third quarter”).

Total other expense increased to $12,014 for the 2022 nine-month period compared to $10,645 for the 2021 nine-month period. Total other expense increased to $4,099 for the 2022 third quarter compared to $3,399 for the 2021 third quarter. Total other expense represents interest expense on notes payable – related party.

Our net loss decreased to $23,214 for the 2022 nine-month period compared to $28,167 for the 2021 nine-month period. Net loss for the 2022 third quarter decreased to $6,849 compared to $11,712 for the 2021 third quarter due to decreased general and administrative expenses. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2022, the Company owed a shareholder $205,015 for notes payable – related party. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the nine months ended September 30, 2022 was $12,014, resulting in accrued interest of $76,376 at September 30, 2022.

During the nine months ended September 30, 2022, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $4,500, resulting in accounts payable – related party of $10,500 at September 30, 2022.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 4, 2022	PRESTIGE CAPITAL CORPORATION By: /s/ Deven L. Taylor Deven L. Taylor President and Director Principal Financial Officer

