Form 10-K
period 2022-12-31
PRESTIGE CAPITAL CORP
filed 2023-03-30
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The registrant did not have an active trading market for its common stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s common stock as of March 29, 2023 was 3,332,200.

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

Holders

We had 94 stockholders of record of our common stock as of March 29, 2023; not including an indeterminate number of shareholders who may hold shares in “street name.”

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

At December 31, 2022 we had cash of $873 compared to $673 cash at December 31, 2021. At December 31, 2022 total liabilities increased to $297,491 compared to $267,177 at December 31, 2021. This increase in total liabilities primarily represents an increase in accrued interest for all notes payable and the increase of notes payable-related party for cash advances, consulting services and professional services provided by or paid for by a stockholder (See “Commitments and Obligations,” below).

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

Results of Operations

We did not record revenues in either 2022 or 2021. General and administrative expense consisting primarily of professional fees incurred to maintain our SEC reporting requirements was $14,000 for 2022 compared to $20,322 for 2021.

Total other expense increased to $16,114 for 2022 compared to $14,415 for 2021 due to the increase of interest expense related to notes payable – related party.

Our net loss decreased to $30,114 for 2022 compared to $34,737 for 2021. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

First Equity Holdings Corp, a stockholder (“First Equity”), has loaned funds to the Company as well as paid for operating expenses. In prior years the accounts payable – related party have been converted to notes payable – related party. At December 31, 2022 the aggregate note payable – related party balance for First Equity was $211,015 along with accounts payable of $6,000 compared to the note payable – related party balance of $194,515 and accounts payable of $6,000 at December 31, 2021. The note payable is unsecured, due on demand, and bears interest at 8% per annum. Accrued interest – related party at December 31, 2022 and 2021 was $80,476 and $64,362, respectively. No payments on principle or interest have been made to date. Interest expense on this related party note for the years ended December 31, 2022 and December 31, 2021 was $16,144 and $14,415, respectively.

As of December 31, 2022 and 2021, we owed vendors $0 and $2,300, respectively.

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

December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Prestige Capital Corporation

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Prestige Capital Corporation (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 24, 2023

PRESTIGE CAPITAL CORPORATION

Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$873	$673
Total Current Assets	873	673
Total Assets	$873	$673
Liabilities and Stockholders' Deficit
Liabilities
Current Liabilities
Accounts payable – related party	$6,000	$6,000
Accounts payable	—	2,300
Accrued interest – related party	80,476	64,362
Notes payable – related party	211,015	194,515
Total Current Liabilities	297,491	267,177
Total Liabilities	297,491	267,177
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized, par value $0.001 per share, none issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized, par value $0.001 per share, 3,332,200 shares issued and outstanding	3,332	3,332
Additional paid in capital	713,573	713,573
Accumulated deficit	(1,013,523)	(983,409)
Total Stockholders' Deficit	(296,618)	(266,504)
Total Liabilities and Stockholders' Deficit	$873	$673

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Operations

	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenues	$—	$—
Operating Expenses
General and administrative	14,000	20,322
Loss from Operations	(14,000)	(20,322)

Other Income (Expense)
Related party interest expense	(16,144)	(14,415)
Total Other Income (Expense)	(16,144)	(14,415)

Loss before income taxes	(30,114)	(34,737)
Income tax expense	—	—

Net Loss	$(30,114)	$(34,737)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	3,332,200	3,332,200

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2022 and 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2020	3,332,200	$3,332	$713,573	$(948,672)	$(231,767)
Net loss for the year ended December 31, 2021	—	—	—	(34,737)	(34,737)
Balance December 31, 2021	3,332,200	$3,332	$713,573	$(983,409)	$(266,504)
Net loss for the year ended December 31, 2022	—	—	—	(30,114)	(30,114)
Balance December 31, 2022	3,332,200	$3,332	$713,573	$(1,013,523)	$(296,618)

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Cash Flows

	Year Ended December 31, 2022	Year Ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(30,114)	$(34,737)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related party	6,000	6,000
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	(2,300)	2,300
Increase in accrued interest – related party	16,114	14,415
Net cash used in operating activities	(10,300)	(12,022)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable – related party	10,500	8,000
Net cash provided by financing activities	10,500	8,000

Increase (decrease) in Cash	200	(4,022)
Cash at beginning of year	673	4,695
Cash at end of year	$873	$673

Supplemental Disclosures
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-Cash Investing and Financing Activities
Conversion of related party accounts payable into note payable – related party	$6,000	$6,000

The accompanying notes are an integral part of these financial statements.

Prestige Capital Corporation

Notes to the Financial Statements

December 31, 2022 and 2021

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

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has negative working capital of $296,618 and has incurred losses of $1,013,523 since inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2022 and 2021.

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

For the years ended December 31, 2022 and 2021, the Company did not have any potentially dilutive securities (warrants, options, and convertible preferred stock) outstanding.

Recent Accounting Pronouncements

The Company has evaluated Recent Accounting Pronouncements and has determined that all such pronouncements either do not apply or their impact is insignificant to the financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

At December 31, 2022 and 2021, the Company reported $211,015 and $194,515 in notes payable – related party.  At December 31, 2022, the $6,000 accounts payable – related party for 2021 were converted into a note payable – related party, and at December 31, 2021 the $6,000 accounts payable – related party for 2020 were converted into a note payable – related party. The note is unsecured, due on demand, and bears interest at 8% per annum.  Accrued interest at December 31, 2022 and 2021 was $80,476 and $64,362, respectively.  No payments on principle or interest have been made to date.  Interest expense for the year ended December 31, 2022 and 2021 was $16,114 and $14,415, respectively.

During the years ended December 31, 2022 and 2021, the Company incurred $6,000 and $6,000, respectively, in professional fees payable to a related party and received proceeds of $10,500 and $8,000, respectively.

NOTE 5 – STOCKHOLDERS’ DEFICIT

No shares were issued during the years ended December 31, 2022 or 2021.

NOTE 6 - INCOME TAXES

At December 31, 2022 and 2021, the Company has available unused net operating loss carryforwards of approximately $474,174 and $444,060, respectively, which may be applied against future taxable income and which expire in various years from 2024 through 2037. Due to a substantial change in the Company’s ownership during June 2006, there will be an annual limitation on the amount of previous net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $99,577 and $93,253 as of December 31, 2022 and 2020, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $(6,324) during the year ended December 31, 2022.

Deferred tax assets and the valuation account are as follows:

Deferred tax asset:	For the Years Ended December 31,
	2022	2021
Net operating loss carryforward (at 21%)	$99,577	$93,253
Valuation allowance	(99,577)	(93,253)
	$—	$—

A reconciliation of amounts obtained by applying the indicated Federal tax rates to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2022	2021
Federal tax benefit (at 21%)	$6,324	$7,295
Change in valuation allowance	(6,324)	(7,295)
	$—	$—

The Company did not have any tax positions for which it is reasonable possible that the total amount of unrecognized tax benefits will significantly increase or decrease with the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2022 and 2021 the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2022, 2021, 2020 and 2019.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after December 31, 2022 through the date the financial statements were issued and did not identify any material subsequent events requiring adjustment to the accompanying financial statements or disclosures thereto.

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

For the year ended December 31, 2022, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Deven L. Taylor	67	Director President	June 2019 until our next annual meeting.
Kristin Brough	36	Secretary and Treasurer

On June 17, 2019, Deven L. Taylor was appointed to his officer and director positions by his father, our former President, Robert Taylor.  Deven has been employed at Western Zirconium, Inc., a large metal fabricator, for over 40 years.

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

Compensation of Directors

We have no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. We did not pay any compensation to our directors during the year ended December 31, 2022 or 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding common stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 3,332,200 shares of common stock outstanding as of March 29, 2023.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

The following information summarizes transactions we engaged in for the fiscal year ended December 31, 2022 involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons. These transactions were negotiated between related parties without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

During 2022, the Company borrowed $10,500 from First Equity Holdings Corp, a stockholder (“First Equity”) and First Equity paid $6,000 in expenses on our behalf. As of December 31, 2022, we owed First Equity a note payable of $211,015. The note is unsecured, due on demand, and bears interest at 8% per annum. We have not made any payments on principle or interest to date. Interest expense on this related party note for the year ended December 31, 2022 was $16,114, resulting in accrued interest of $80,476 at December 31, 2022.

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

	Pinnacle Accountancy Group of Utah	Pinnacle Accountancy Group of Utah
	2022	2021
Audit fees	$6,700	$6,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	$—	$—

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of Prestige Capital Corporation are included in this report under Item 8 on pages 13 through 21.

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

Date: March 29, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Deven L. Taylor

Deven L. Taylor

President and Director

Principal Executive Officer

Principal Financial Officer

Date: March 29, 2023

By:  /s/ Kristin Brough

Kristin Brough

Secretary and Treasurer

Date: March 29, 2023

