Form 10-Q
period 2023-03-31
PRESTIGE CAPITAL CORP
filed 2023-05-04
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2023 was 3,332,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

March 31, 2023

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

(Unaudited)

	March 31, 2023	December 31, 2022

ASSETS
Current Assets
Cash	$4,873	$873
Total Current Assets	4,873	873
Total Assets	$4,873	$873

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable – related party	$7,500	$6,000
Accrued interest – related party	84,640	80,476
Notes payable – related party	219,215	211,015
Total Current Liabilities	311,355	297,491
Total Liabilities	311,355	297,491
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common stock - 100,000,000 shares authorized having a par value of $0.001 per share, 3,332,200 shares issued and outstanding	3,332	3,332
Additional paid in capital	713,573	713,573
Accumulated deficit	(1,023,387)	(1,013,523)
Total Stockholders' Deficit	(306,482)	(296,618)
Total Liabilities and Stockholders’ Equity	$4,873	$873

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Revenues	$—	$—
Operating Expenses
General and administrative	5,700	5,600
Loss from Operations	(5,700)	(5,600)

Other Income (Expense)
Interest expense – related party	(4,164)	(3,895)
Total Other Income (Expense)	(4,164)	(3,895)

Loss before income taxes	(9,864)	(9,495)
Income tax expense	—	—

Net Loss	$(9,864)	$(9,495)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	3,332,200	3,332,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2021	3,332,200	$3,332	$713,573	$(983,409)	$(266,504)
Net loss for the period ended March 31, 2022	—	—	—	(9,495)	(9,495)
Balance March 31, 2022	3,332,200	$3,332	$713,573	$(992,904)	$(275,999)

Balance December 31, 2022	3,332,200	$3,332	$713,573	$(1,013,523)	$(296,618)
Net loss for the period ended March 31, 2023	—	—	—	(9,864)	(9,864)
Balance March 31, 2023	3,332,200	$3,332	$713,573	$(1,023,387)	$(306,482)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31, 2023	Three months ended March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(9,864)	$(9,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	1,500	1,500
Changes in operating assets and liabilities
Decrease in accounts payable	—	(2,300)
Increase in accrued interest – related party	4,164	3,895
Net cash used in operating activities	(4,200)	(6,400)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	8,200	6,500
Net cash provided by financing activities	8,200	6,500

Net Increase in Cash	4,000	100
Beginning Cash Balance	873	673
Ending Cash Balance	$4,873	$773

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

March 31, 2023

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2023 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2022 audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2023 are not necessarily indicative of the operating results for the full year ended December 31, 2023.

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

NOTE 3 – NOTES PAYABLE

During the three months ended March 31, 2023 and 2022, the Company borrowed $8,200 and $6,500, respectively, from a shareholder resulting in a notes payable – related party balance of $219,215 at March 31, 2023 and $211,015 at December 31, 2022. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the three months ended March 31, 2023 and 2022 was $4,164 and $3,895, respectively, resulting in accrued interest of $84,640 and $80,476 at March 31, 2023 and December 31, 2022, respectively.

During the three months ended March 31, 2023 and 2022, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $1,500 and $1,500, respectively, resulting in accounts payable-related party of $7,500 and $6,000 at March 31, 2023 and December 31, 2022, respectively.

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

At March 31, 2023, we had cash of $4,873 compared to cash of $873 at December 31, 2022. Our total liabilities increased to $311,355 at March 31, 2023 from $297,491 at December 31, 2022 due to increases in accounts payable – related party, notes payable – related party and accrued interest on notes payable – related party.

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

Results of Operations

We did not record revenues in either 2023 or 2022. We recorded $5,700 in general and administrative expenses for the three months ended March 31, 2023 (“2023 first quarter”) compared to $5,600 for the three months ended March 31, 2022 (“2022 first quarter”).

Total other expense increased to $4,164 for the 2023 first quarter compared to $3,895 for the 2022 first quarter. Total other expense represents interest expense on notes payable – related party.

Our net loss for the 2023 first quarter increased to $9,864 compared to $9,495 for the 2022 first quarter due to increases in operating expenses and additional accrued interest. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2023, the Company borrowed $8,200 from a shareholder resulting in notes payable – related party of $219,215. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the three months ended March 31, 2023 was $4,164, resulting in accrued interest of $84,640 at March 31, 2023.

During the three months ended March 31, 2023, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $1,500, resulting in accounts payable – related party of $7,500 at March 31, 2023.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 4, 2023	PRESTIGE CAPITAL CORPORATION By: /s/ Deven L. Taylor Deven L. Taylor President and Director Principal Financial Officer

