Form 10-Q
period 2023-06-30
PRESTIGE CAPITAL CORP
filed 2023-08-03
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2023 was 3,332,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

June 30, 2023

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$3,473	$873
Total Current Assets	3,473	873
Total Assets	$3,473	$873

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable – related party	$9,000	$6,000
Accrued interest – related party	89,024	80,476
Notes payable – related party	219,215	211,015
Total Current Liabilities	317,239	297,491
Total Liabilities	317,239	297,491

Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common stock - 100,000,000 shares authorized having a par value of $0.001 per share, 3,332,200 shares issued and outstanding	3,332	3,332
Additional paid in capital	713,573	713,573
Accumulated deficit	(1,030,671)	(1,013,523)
Total Stockholders' Deficit	(313,766)	(296,618)
Total Liabilities and Stockholders’ Deficit	$3,473	$873

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Revenues	$—	$—	$—	$—
Operating Expenses
General and administrative	2,900	2,850	8,600	8,450
Loss from Operations	(2,900)	(2,850)	(8,600)	(8,450)

Other Income (Expense)
Interest expense – related party	(4,384)	(4,020)	(8,548)	(7,915)
Total Other Income (Expense)	(4,384)	(4,020)	(8,548)	(7,915)

Loss before income taxes	(7,284)	(6,870)	(17,148)	(16,365)
Income tax expense	—	—	—	—

Net Loss	$(7,284)	$(6,870)	$(17,148)	$(16,365)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	3,332,200	3,332,200	3,332,200	3,332,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	3,332,200	$3,332	$713,573	$(983,409)	$(266,504)
Net loss for the period ended March 31, 2022	—	—	—	(9,495)	(9,495)
Balance March 31, 2022	3,332,200	$3,332	$713,573	$(992,904)	$(275,999)
Net loss for the period ended June 30, 2022	—	—	—	(6,870)	(6,870)
Balance June 30, 2022	3,332,200	$3,332	$713,573	$(999,774)	$(282,869)

Balance December 31, 2022	3,332,200	$3,332	$713,573	$(1,013,523)	$(296,618)
Net loss for the period ended March 31, 2023	—	—	—	(9,864)	(9,864)
Balance March 31, 2023	3,332,200	$3,332	$713,573	$(1,023,387)	$(306,482)
Net loss for the period ended June 30, 2023	—	—	—	(7,284)	(7,284)
Balance June 30, 2023	3,332,200	$3,332	$713,573	$(1,030,671)	$(313,766)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2023	Six months ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(17,148)	$(16,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	3,000	3,000
Changes in operating assets and liabilities
Decrease in accounts payable	—	(950)
Increase in accrued interest – related party	8,548	7,915
Net cash used in operating activities	(5,600)	(6,400)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	8,200	6,500
Net cash provided by financing activities	8,200	6,500

Net Increase in Cash	2,600	100
Beginning Cash Balance	873	673
Ending Cash Balance	$3,473	$773

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Notes to the Unaudited Condensed Financial Statements

June 30, 2023

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2023 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2022 audited financial statements as reported in its Form 10-K. The results of operations for the six-month period ended June 30, 2023 are not necessarily indicative of the operating results for the full year ended December 31, 2023.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2023 and 2022, the Company borrowed $8,200 and $6,500, respectively, from a shareholder resulting in a notes payable – related party balance of $219,215 at June 30, 2023 and $211,015 at December 31, 2022. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the six months ended June 30, 2023 and 2022 was $8,548 and $7,915, respectively, resulting in accrued interest of $89,024 and $80,476 at June 30, 2023 and December 31, 2022, respectively.

During the six months ended June 30, 2023 and 2022, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $3,000 and $3,000, respectively, resulting in an accounts payable-related party of $9,000 and $6,000 at June 30, 2023 and December 31, 2022, respectively.

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

At June 30, 2023, we had cash of $3,473 compared to cash of $873 at December 31, 2022. Our total liabilities increased to $317,239 at June 30, 2023 from $297,491 at December 31, 2022 due to increases in accounts payable – related party, notes payable – related party and accrued interest on notes payable – related party.

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

Results of Operations

We did not record revenues in either 2023 or 2022. General and administrative expense for the six months ended June 30, 2023 (“2023 six-month period”) was $8,600 compared to $8,450 for the six months ended June 30, 2022 (“2022 six-month period”). General and administrative expense for the three months ended June 30, 2023 (“2023 second quarter”) was $2,900 compared to $2,850 for the three months ended June 30, 2022 (“2022 second quarter”)

Total other expense increased to $8,548 for the 2023 six-month period compared to $7,915 for the 2022 six-month period. Total other expense increased to $4,384 for the 2023 second quarter compared to $4,020 for the 2022 second quarter. Total other expense represents interest expense related to notes payable - related party.

Our net loss increased to $17,148 for the 2023 six-month period compared to $16,365 for the 2022 six-month period. Our net loss increased to $7,284 for the 2023 second quarter compared to $6,870 for the 2022 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2023, the Company borrowed $8,200 from a shareholder resulting in notes payable – related party of $219,215. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the six months ended June 30, 2023 was $8,548, resulting in accrued interest of $89,024 at June 30, 2023.

During the six months ended June 30, 2023, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $3,000, resulting in accounts payable – related party of $9,000 at June 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and he determined that our disclosure controls and procedures were not effective due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company, we are unable to remediate this deficiency until we acquire or merge with another company.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 3, 2023	PRESTIGE CAPITAL CORPORATION By: /s/ Deven L. Taylor Deven L. Taylor President and Director Principal Financial Officer

