Form 10-Q
period 2023-09-30
PRESTIGE CAPITAL CORP
filed 2023-11-02
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of November 2, 2023 was 3,332,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

September 30, 2023

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022

ASSETS
Current Assets
Cash	$9,573	$873
Total Current Assets	9,573	873
Total Assets	$9,573	$873

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable – related party	$10,500	$6,000
Accrued interest – related party	93,475	80,476
Notes payable – related party	226,715	211,015
Total Current Liabilities	330,690	297,491
Total Liabilities	330,690	297,491

Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common stock - 100,000,000 shares authorized having a par value of $0.001 per share, 3,332,200 shares issued and outstanding	3,332	3,332
Additional paid in capital	713,573	713,573
Accumulated deficit	(1,038,022)	(1,013,523)
Total Stockholders' Deficit	(321,117)	(296,618)
Total Liabilities and Stockholders’ Deficit	$9,573	$873

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended Sept 30, 2023	Three Months Ended Sept 30, 2022	Nine Months Ended Sept 30, 2023	Nine Months Ended Sept 30, 2022

Revenues	$—	$—	$—	$—
Operating Expenses
General and administrative	2,900	2,750	11,500	11,200
Loss from Operations	(2,900)	(2,750)	(11,500)	(11,200)

Other Income (Expense)
Interest expense – related party	(4,451)	(4,099)	(12,999)	(12,014)
Total Other Income (Expense)	(4,451)	(4,099)	(12,999)	(12,014)

Loss before income taxes	(7,351)	(6,849)	(24,499)	(23,214)
Income tax expense	—	—	—	—

Net Loss	$(7,351)	$(6,849)	$(24,499)	$(23,214)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	3,332,200	3,332,200	3,332,200	3,332,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2021	3,332,200	$3,332	$713,573	$(983,409)	$(266,504)
Net loss for the period ended March 31, 2022	—	—	—	(9,495)	(9,495)
Balance March 31, 2022	3,332,200	$3,332	$713,573	$(992,904)	$(275,999)
Net loss for the period ended June 30, 2022	—	—	—	(6,870)	(6,870)
Balance June 30, 2022	3,332,200	$3,332	$713,573	$(999,774)	$(282,869)
Net loss for the period ended September 30, 2022	—	—	—	(6,849)	(6,849)
Balance September 30, 2022	3,332,200	$3,332	$715,573	$(1,006,623)	$(289,718)

Balance December 31, 2022	3,332,200	$3,332	$713,573	$(1,013,523)	$(296,618)
Net loss for the period ended March 31, 2023	—	—	—	(9,864)	(9,864)
Balance March 31, 2023	3,332,200	$3,332,200	$713,573	$(1,023,387)	$(306,482)
Net loss for the period ended June 30, 2023	—	—	—	(7,284)	(7,284)
Balance June 30, 2023	3,332,200	$3,332,200	$713,573	$(1,030,671)	$(313,766)
Net loss for the period ended September 30, 2023	—	—	—	(7,351)	(7,351)
Balance September 30, 2023	3,332,200	$3,332,200	$713,573	$(1,038,022)	$(321,117)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended Sept 30, 2023	Nine months ended Sept 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(24,499)	$(23,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	4,500	4,500
Changes in operating assets and liabilities
Decrease in accounts payable	—	(2,300)
Increase in accrued interest – related party	12,999	12,014
Net cash used in operating activities	(7,000)	(9,000)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	15,700	10,500
Net cash provided by financing activities	15,700	10,500

Net Increase in Cash	8,700	1,500
Beginning Cash Balance	873	673
Ending Cash Balance	$9,573	$2,173

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Notes to the Unaudited Condensed Financial Statements

September 30, 2023

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2023 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2022 audited financial statements as reported in its Form 10-K. The results of operations for the nine-month period ended September 30, 2023 are not necessarily indicative of the operating results for the full year ended December 31, 2023.

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

NOTE 3 – RELATED PARTY TRANSACTION

During the nine months ended September 30, 2023 and 2022, the Company borrowed $15,700 and $10,500, respectively, from a shareholder resulting in a notes payable – related party balance of $226,715 at September 30, 2023 and $211,015 at December 31, 2022. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the nine months ended September 30, 2023 and 2022 was $12,999 and $12,014, respectively, resulting in accrued interest of $93,475 and $80,476 at September 30, 2023 and December 31, 2022, respectively.

During the nine months ended September 30, 2023 and 2022, a shareholder invoiced the Company for consulting, administrative and professional services, and out-of-pocket costs provided or paid on behalf of the Company totaling $4,500 and $4,500, respectively, resulting in an accounts payable-related party of $10,500 and $6,000 at September 30, 2023 and December 31, 2022, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded operational revenues since our reactivation in 2006. The Company intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise substantial doubt as to our ability to continue as a going concern. Our plan is to combine, through acquisition or merger, with an operating company to generate revenue.

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

At September 30, 2023, we had cash of $9,573 compared to cash of $873 at December 31, 2022. Our total liabilities increased to $330,690 at September 30, 2023 from $297,491 at December 31, 2022 due to increases in accounts payable – related party, notes payable – related party and accrued interest on notes payable – related party.

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

Results of Operations

We did not record revenues in either 2023 or 2022. General and administrative expense for the nine months ended September 30, 2023 (“2023 nine-month period”) was $11,500 compared to $11,200 for the nine months ended September 30, 2022 (“2022 nine-month period”). General and administrative expense for the nine months ended September 30, 2023 (“2023 third quarter”) was $2,900 compared to $2,750 for the nine months ended September 30, 2023 (“2023 third quarter”)

Total other expense increased to $12,999 for the 2023 nine-month period compared to $12,014 for the 2022 nine-month period. Total other expense increased to $4,451 for the 2023 third quarter compared to $4,099 for the 2022 third quarter. Total other expense represents interest expense related to notes payable and notes payable - related party.

Our net loss increased to $24,499 for the 2023 nine-month period compared to $23,214 for the 2022 nine-month period. Our net loss increased to $7,351 for the 2023 third quarter compared to $6,849 for the 2022 third quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2023, the Company borrowed $15,700 from a shareholder resulting in notes payable – related party of $226,715. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the nine months ended September 30, 2023 was $12,999, resulting in accrued interest of $93,475 at September 30, 2023.

During the nine months ended September 30, 2023, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $4,500, resulting in accounts payable – related party of $10,500 at September 30, 2023.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Emerging Growth Company

We qualify as an emerging growth company as that term is used in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). A company qualifies as an emerging growth company if it has total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year and, as of December 8, 2011, had not sold common equity securities under a registration statement. Under the JOBS Act we are permitted to, and intend to, rely on exemptions from certain disclosure requirements .

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 2, 2023	PRESTIGE CAPITAL CORPORATION By: /s/ Deven L. Taylor Deven L. Taylor President and Director Principal Financial Officer

