Form 10-K
period 2023-12-31
PRESTIGE CAPITAL CORP
filed 2024-04-15
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period ___ to ____

Commission file number: 000-52855

PRESTIGE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	93-0945181 (I.R.S. Employer Identification No.)
440 East 400 South Ste 300, Salt Lake City, Utah (Address of principal executive offices)	84111 (Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The registrant did not have an active trading market for its Common Stock as of the last business day of its most recently completed second fiscal quarter; therefore, an aggregate market value of shares of voting and non-voting common equity held by non-affiliates cannot be determined.

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2024 was 3,332,200.

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

PART I

ITEM 1. BUSINESS

Historical Development

Prestige Capital Corporation (the “Company”) was organized under the laws of the State of Utah on February 7, 1986, under the name of Hood Ventures, Inc. On December 31, 1998, Hood Ventures, Inc. of Utah completed a domicile merger with Prestige Capital Corporation, a Nevada Corporation. The Company was inactive from 2002 and was reactivated in June 2006.

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

Item 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, we are not required to provide the information for this Item.

Item 1C. Cybersecurity.

The Company recognizes the importance of cybersecurity and the potential risks associated with cyber incidents. As a small entity with simple operations managed solely by our Chief Executive Officer (CEO), we have not implemented formal cybersecurity policies or procedures. However, we take reasonable steps to protect our electronic data and ensure the security of our operations.

Given the size of our company and the nature of our operations, we believe the risk of significant cybersecurity incidents is minimal. Our CEO is responsible for overseeing all aspects of our business, including the management of cybersecurity risks. We utilize standard commercial software for business operations, which includes basic security features such as password protection and data encryption.

To date, we have not experienced any material cybersecurity incidents, and there has been no known unauthorized access to our systems. We will continue to monitor our cybersecurity risk profile and take appropriate actions to safeguard our data and systems.

Should any material cybersecurity incidents occur, we will assess the situation and disclose the nature, scope, and potential impact of the incident in accordance with SEC regulations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is not listed on the OTC Bulletin Board because on April 7, 2020, the SEC announced a temporary suspension of trading in the securities of the Company because of questions that were raised about the accuracy and adequacy of information in the marketplace relating to the Company’s Common Stock, including its financial condition and its operations, if any, in light of concerns about investors confusing the Company with a similarly-named private company that is a manufacturer of N95 masks and the subject of increased media attention during the ongoing COVID-19 pandemic. The trading suspension continues until such time as the SEC issues a termination letter to the Company.

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

Holders

We had 94 stockholders of record of our Common Stock as of March 31, 2024; not including an indeterminate number of shareholders who may hold shares in “street name.”

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

ITEM 6. [Reserved].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are an emerging growth company that has not recorded revenues for the past two fiscal years. In the past we have relied upon management to provide funding for our operations, and we are dependent upon financing to continue basic operations. Management intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

At December 31, 2023, we had cash of $17,173 compared to $873 cash at December 31, 2022. At December 31, 2023, total liabilities increased to $346,377 compared to $297,491 at December 31, 2022. This increase in total liabilities primarily represents an increase in accrued interest for all notes payable and the increase of notes payable-related party for cash advances, consulting services and professional services provided by or paid for by a stockholder (See “Commitments and Obligations,” below).

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

Results of Operations

We did not record revenues in either 2023 or 2022. General and administrative expense consisting primarily of professional fees incurred to maintain our SEC reporting requirements was $14,900 for 2023 compared to $14,000 for 2022.

Total other expense increased to $17,686 for 2023 compared to $16,114 for 2022 due to the increase of interest expense related to notes payable.

Our net loss increased to $32,586 for 2023 compared to $30,114 for 2022. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

First Equity Holdings Corp, a stockholder (“First Equity”), has loaned funds to the Company as well as paid for operating expenses. In prior years the accounts payable have been converted to notes payable. At December 31, 2023, the aggregate note payable – related party balance for First Equity was $242,215 along with accounts payable of $6,000 compared to the note payable – related party balance of $211,015 and accounts payable of $6,000 at December 31, 2022. The note payable is unsecured, due on demand, and bears interest at 8% per annum. Accrued interest through December 31, 2023, and December 31, 2022, was $98,162 and $80,476, respectively. No payments on principal or interest have been made to date. Interest expense on this related party note for the years ended December 31, 2023, and December 31, 2022, was $17,686 and $16,114, respectively.

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

December 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Prestige Capital Corporation

Salt Lake City, Utah

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Prestige Capital Corporation (the Company) as of December 31, 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2017.

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Prestige Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Prestige Capital Corp. (“the Company”) as of December 31, 2023 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital and net losses since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2023. Spokane, Washington
April 10, 2024

PRESTIGE CAPITAL CORPORATION

Balance Sheets

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$17,173	$873
Total Current Assets	17,173	873
Total Assets	$17,173	$873
Liabilities and Stockholders' Deficit
Liabilities
Current Liabilities
Accounts payable – related party	$6,000	$6,000
Accrued interest – related party	98,162	80,476
Notes payable – related party	242,215	211,015
Total Current Liabilities	346,377	297,491
Total Liabilities	346,377	297,491
Commitments & Contingencies
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized, par value $0.001 per share. None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized, par value $0.001 per share, 3,332,200 shares issued and outstanding	3,332	3,332
Additional paid in capital	713,573	713,573
Accumulated deficit	(1,046,109)	(1,013,523)
Total Stockholders' Deficit	(329,204)	(296,618)
Total Liabilities and Stockholders' Deficit	$17,173	$873

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Operations

	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenues	$—	$—
Operating Expenses
General and administrative	14,900	14,000
Loss from Operations	(14,900)	(14,000)

Other Income (Expense)
Related party interest expense	(17,686)	(16,114)
Total Other Income (Expense)	(17,686)	(16,114)

Loss before income taxes	(32,586)	(30,114)
Income tax expense	—	—

Net Loss	$(32,586)	$(30,114)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	3,332,200	3,332,200

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Stockholders’ Deficit

For the Years Ended December 31, 2023 and 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2021	3,332,200	$3,332	$713,573	$(983,409)	$(266,504)
Net loss for the year ended December 31, 2022	—	—	—	(30,114)	(30,114)
Balance December 31, 2022	3,332,200	$3,332	$713,573	$(1,013,523)	$(296,618)
Net loss for the year ended December 31, 2023	—	—	—	(32,586)	(32,586)
Balance December 31, 2023	3,332,200	$3,332	$713,573	$(1,046,109)	$(329,204)

The accompanying notes are an integral part of these financial statements.

PRESTIGE CAPITAL CORPORATION

Statements of Cash Flows

	Year Ended December 31, 2023	Year Ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(32,586)	$(30,114)
Adjustments to reconcile net loss to net cash used in operations:
Expenses paid by related party	6,000	6,000
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	—	(2,300)
Increase in accrued interest – related party	17,686	16,114
Net cash used in operating activities	(8,900)	(10,300)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable – related party	25,200	10,500
Net cash provided by financing activities	25,200	10,500

Increase in Cash	16,300	200
Beginning Cash Balance	873	673
Ending Cash Balance	$17,173	$873

Supplemental Disclosures
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

Non-Cash Investing and Financing Activities
Conversion of related party accounts payable into note payable – related party	$6,000	$6,000

The accompanying notes are an integral part of these financial statements.

Prestige Capital Corporation

Notes to the Financial Statements

December 31, 2023 and 2022

NOTE 1 – ORGANIZATION

Prestige Capital Corporation (the “Company”) was organized under the laws of the State of Utah on February 7, 1986, under the name of Hood Ventures, Inc. On December 31, 1998, the name was changed to Prestige Capital Corporation. On December 31, 1998, Hood Ventures, Inc. of Utah merged with Prestige Capital Corporation, a Nevada Corporation, leaving the Nevada Corporation as the surviving company. After a period of dormancy, the Company experienced a significant change in shareholder ownership on June 21, 2006, and is considered to be reactivated as of that date and is currently seeking business opportunities or potential business acquisitions. The Company currently has no revenue-generating activities. The Company does not intend to pay dividends in the foreseeable future.

NOTE 2 – GOING CONCERN

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company has negative working capital of $329,204 and has incurred losses of $1,046,109 since inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to acquire or merge with other operating companies.

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

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash.   Our cash balances are maintained in accounts held by major banks and financial institutions located in the United States.  The Company does not maintain amounts on deposit with a financial institution that are in excess of the federally insured limit of $250,000. The Company had $0 of cash balances in excess of federally insured limits at December 31, 2023 and 2022.

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

For the years ended December 31, 2023 and 2022, the Company did not have any potentially dilutive securities (warrants, options, and convertible preferred stock) outstanding.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

At December 31, 2023 and 2022, the Company recorded $242,215 and $211,015 note payable – related party.  At December 31, 2023, the $6,000 accounts payable – related party for 2022 were converted into a note payable – related party, and at December 31, 2022 the $6,000 accounts payable – related party for 2022 were converted into a note payable – related party. The note is unsecured, due on demand, and bears interest at 8% per annum.  Accrued interest through December 31, 2023, and December 31, 2022, was $98,162 and $80,476, respectively.  No payments on principal interest have been made to date.  Interest expense for the year ended December 31, 2023 and 2022, were $17,686 and $16,114, respectively.

During the years ended December 31, 2023 and 2022, the Company incurred $6,000 and $6,000, respectively, in professional consulting fees payable to a related party.

NOTE 5 – STOCKHOLDERS’ EQUITY

No shares were issued in 2023 or 2022.

NOTE 6 - INCOME TAXES

At December 31, 2023 and 2022, the Company has available unused net operating loss carryforwards of approximately $506,760 and $474,174, respectively, which may be applied against future taxable income and which expire in various years from 2024 through 2037. Due to a substantial change in the Company’s ownership during June 2006, there will be an annual limitation on the amount of previous net operating loss carryforwards that can be utilized.

The amount of and ultimate realization of the benefits from the net operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the net operating loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the net operating loss carryforwards and, therefore, no deferred tax asset has been recognized for the net operating loss carryforwards. The net deferred tax assets are approximately $106,420 and $99,577 as of December 31, 2023 and 2022, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $(6,843) during the year ended December 31, 2023.

Deferred tax assets and the valuation account are as follows:

Deferred tax asset:	For the Years Ended December 31,
	2023	2022
Net operating loss carryforward (at 21%)	$106,420	$99,577
Valuation allowance	(106,420)	(99,577)
	$—	$—

A reconciliation of amounts obtained by applying the indicated Federal tax rates to pre-tax income to income tax benefit is as follows:

	For the Years Ended December 31,
	2023	2022
Federal tax benefit (at 21%)	$6,843	$6,324
Change in valuation allowance	(6,843)	(6,324)
Effect of rate change on Deferred Tax Asset	—	—
	$—	$—

The Company did not have any tax positions for which it is reasonable possible that the total amount of unrecognized tax benefits will significantly increase or decrease with the next 12 months.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

The tax years that remain subject to examination by major taxing jurisdictions are those for the years ended December 31, 2023, 2022, 2021, and 2020.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events occurring after December 31, 2023, through the date the financial statements were issued and did not identify any material subsequent events requiring adjustment to the accompanying financial statements or disclosures thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 5, 2023, the Board of Directors (the “Board”) of Prestige Capital Corporation (“Prestige” or the “Company”) agreed to dismiss the Company’s independent registered public accounting firm, Pinnacle Accountancy Group of Utah (“Pinnacle”), effective as of December 5, 2023. Also on December 5, 2023, the Company engaged the accounting firm of Fruci & Associates II, PLLC as the Company’s new independent registered public accounting firm. The Board and the Company’s Audit Committee approved of the dismissal of Pinnacle and the engagement of Fruci & Associates II, PLLC.

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

For the year ended December 31, 2023, management has relied on the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013), “Internal Control - Integrated Framework,” to evaluate the effectiveness of our internal control over financial reporting. Based upon that framework, management has determined that our internal control over financial reporting is ineffective due to the lack of additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information.

Our management determined that there were no changes made in our internal controls over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position Held	Director Term
Kristin Brough	37	Director President	December 2023 until next annual meeting
Kristin Brough	37	Secretary and Treasurer

On December 8, 2023, Kristin Brough was appointed to her officer and Director positions by the former President. Kristin has been employed at SilencerCo., a silencer manufacturer, for 1 year and prior to that was employed with Sinclair Oil for 3 years.

On August 5, 2020, Kristin Brough was appointed as Secretary and Treasurer of the Company. She is currently employed by SilencerCo. as an accounts receivable clerk for the past year of 2023. From July 2017 through November 2020, she was employed by Principal Development as a property manager. From March 2015 through July 2023, she was employed by Sinclair Oil Corp. as an accounts receivable clerk.

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

Compensation of Directors

We have no standard arrangements pursuant to which our Directors are compensated for any services provided as Director, including services for committee participation or for special assignments. We did not pay any compensation to our Directors during the year ended December 31, 2023 or 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities under Equity Compensation Plans

None.

Beneficial Ownership

The following tables set forth the beneficial ownership of our outstanding Common Stock of our management and of each person or group known by us to own beneficially more than 5% of our voting stock. We have not issued any shares of preferred stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 3,332,200 shares of Common Stock outstanding as of March ____, 2024.

CERTAIN BENEFICIAL OWNERS
Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Tryant, LLC (1) 1608 W 2225 S Woods Cross, UT 84067	520,000	15.6%
Compass Equity Partners, LLC 455 East 400 South Salt Lake City, UT 84106	517,000	15.5%
Maestro Investments, LLC 369 East 900 South, Suite 281 Salt Lake City, UT 84111	517,000	15.5%
(1) Mr. Daniel Drummond is the managing Director of Tryant, LLC and these shares are considered beneficially controlled by Mr. Drummond.

MANAGEMENT
Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class
Kristin Brough	61,524	1.8%
Directors and officers as a group	61,524	1.8%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

The following information summarizes transactions we engaged in for the fiscal year ended December 31, 2022, involving our executive officers, Directors, more than 5% stockholders, or immediate family members of these persons. These transactions were negotiated between related parties without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

During 2023, the Company borrowed $31,200 from First Equity Holdings Corp, a stockholder (“First Equity”). As of December 31, 2023, we owed First Equity a note payable of $242,215. The note is unsecured, due on demand, and bears interest at 8% per annum. We have not made any payments on principle or interest to date. Interest expense on this related party note for the year ended December 31, 2023, was $17,686, resulting in accrued interest of $98,162 at December 31, 2023.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Fees

The following table presents the aggregate fees billed by our principal accounting firm, Fruci & Associates II, PLLC for 2023 audit only and Pinnacle Accountancy Group of Utah for the 2022 audit and 2023 10-Q reviews.

for each of the last two fiscal years in connection with the audit of our financial statements and other professional services.

	Fruci & Associates II, PLLC.	Pinnacle Accountancy Group of Utah
	2023	2023/2022
Audit fees	6,000	7,100
Audit-related fees	—	—
Tax fees	—	—
All other fees	$—	$—

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized

PRESTIGE CAPITAL CORPORATION

By: /s/ Kristin Brough

Kristin Brough, President

Date: April 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kristin Brough

Kristin Brough

President and Director

Principal Executive Officer

Principal Financial Officer

Date: April 15, 2024

By: /s/ Kristin Brough

Kristin Brough

Secretary and Treasurer

Date: April 15, 2024

