Form 10-Q
period 2024-03-31
PRESTIGE CAPITAL CORP
filed 2024-05-09
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s Common Stock as of May 6, 2024 was 3,332,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

March 31, 2024

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023

ASSETS
Current Assets
Cash	$13,673	$17,173
Total Current Assets	13,673	17,173
Total Assets	$13,673	$17,173

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable – related party	$7,500	$6,000
Accounts Payable - Vendors	5,052	—
Accrued interest – related party	103,006	98,162
Notes payable – related party	242,215	242,215
Total Current Liabilities	357,773	346,377
Total Liabilities	357,773	346,377
Commitments and Contingencies	—	—
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized - None issued and outstanding	—	—
Common stock - 100,000,000 shares authorized having a par value of $0.001 per share, 3,332,200 shares issued and outstanding	3,332	3,332
Additional paid in capital	713,573	713,573
Accumulated deficit	(1,061,005)	(1,046,109)
Total Stockholders' Deficit	(344,100)	(329,204)
Total Liabilities and Stockholders’ Equity	$13,673	$17,173

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Revenues	$—	$—
Operating Expenses
General and administrative	10,052	5,700
Loss from Operations	(10,052)	(5,700)

Other Income (Expense)
Interest expense – related party	(4,844)	(4,164)
Total Other Income (Expense)	(4,844)	(4,164)

Loss before income taxes	(14,896)	(9,864)
Income tax expense	—	—

Net Loss	$(14,896)	$(9,864)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	3,332,200	3,332,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2022	3,332,200	$3,332	$713,573	$(1,013,523)	$(296,618)
Net loss for the period ended March 31, 2023	—	—	—	(9,864)	(9,864)
Balance March 31, 2023	3,332,200	$3,332	$713,573	$(1,023,387)	$(306,482)

Balance December 31, 2023	3,332,200	$3,332	$713,573	$(1,046,109)	$(329,204)
Net loss for the period ended March 31, 2024	—	—	—	(14,896)	(14,896)
Balance March 31, 2024	3,332,200	$3,332	$713,573	$(1,061,005)	$(344,100)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31, 2024	Three months ended March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(14,896)	$(9,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	1,500	1,500
Changes in operating assets and liabilities
Increase (decrease) in accounts payable	5,052	—
Increase in accrued interest – related party	4,844	4,164
Net cash used in operating activities	(3,500)	(4,200)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	—	8,200
Net cash provided by financing activities	—	8,200

Net Increase in Cash	(3,500)	4,000
Beginning Cash Balance	17,173	873
Ending Cash Balance	$13,673	$4,873

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

Prestige Capital Corporation

Notes to the Unaudited Condensed Financial Statements

March 31, 2024

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended March 31, 2024, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2023, audited financial statements as reported in its Form 10-K. The results of operations for the three-month period ended March 31, 2024, are not necessarily indicative of the operating results for the full year ended December 31, 2024.

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

NOTE 3 – NOTES PAYABLE

During the three months ended March 31, 2024, the Company borrowed $0 from a shareholder resulting in a notes payable – related party balance of $242,215 at March 31, 2024 and $242,215 at December 31, 2023. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the three months ended March 31, 2024 and 2023, was $4,844 and $4,164, respectively, resulting in accrued interest of $103,006 and $98,162 at March 31, 2024, and December 31, 2023, respectively.

During the quarter ended March 31, 2024, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $1,500.

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

Liquidity and Capital Resources

We have not recorded revenues from operations, and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied upon loans and advances from related parties to fund our operations.

At March 31, 2024, we had cash of $13,673 compared to cash of $17,173 at December 31, 2023. Our total liabilities increased to $357,773 at March 31, 2024, from $346,377 at December 31, 2023, due to increases in accounts payable – related party, notes payable – related party and accrued interest on notes payable – related party.

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

Results of Operations

We did not record operating revenues in either 2024 or 2023. We recorded $10,052 in general and administrative expenses for the three months ended March 31, 2024 (“2024 first quarter”), compared to $5,700 for the three months ended March 31, 2023 (“2023 first quarter”).

Total other expense increased to $4,844 for the 2024 first quarter compared to $4,164 for the 2023 first quarter. Total other expense represents interest expense on notes payable – related party.

Our net loss for the 2024 first quarter increased to $14,896, compared to $9,864 for the 2023 first quarter due to increases in operating expenses and additional accrued interest. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At March 31, 2024, the Company borrowed $0 from a shareholder resulting in notes payable – related party of $242,215. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the three months ended March 31, 2024, was $4,844, resulting in accrued interest of $103,006 at March 31, 2024.

During the three months ended March 31, 2024, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $1,500, resulting in accounts payable – related party of $7,500 at March 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. This information is accumulated to allow our management to make timely decisions regarding required disclosure. Our President, who serves as our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and she determined that our disclosure controls and procedures were not effective due to a control deficiency. During the period we did not have additional personnel to allow segregation of duties to ensure the completeness or accuracy of our information. Due to the size and operations of the Company we are unable to remediate this deficiency until we acquire or merge with another company.

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 6, 2024	PRESTIGE CAPITAL CORPORATION By: /s/ Kristin Brough Kristin Brough President and Director Principal Financial Officer

