Form 10-Q
period 2024-06-30
PRESTIGE CAPITAL CORP
filed 2024-08-02
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of August 2, 2024 was 3,332,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

June 30, 2024

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

	June 30, 2024 (Unaudited)	December 31, 2023

ASSETS
Current Assets
Cash	$6,172	$17,173
Total Current Assets	6,172	17,173
Total Assets	$6,172	$17,173

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable – related party	$9,000	$6,000
Accrued interest – related party	107,850	98,162
Notes payable – related party	242,215	242,215
Total Current Liabilities	359,065	346,377
Total Liabilities	359,065	346,377
Commitments and Contingencies	—	—

Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized having a par value of $0.001 per share - None issued and outstanding	—	—
Common stock - 100,000,000 shares authorized having a par value of $0.001 per share, 3,332,200 shares issued and outstanding	3,332	3,332
Additional paid in capital	713,573	713,573
Accumulated deficit	(1,069,798)	(1,046,109)
Total Stockholders' Deficit	(352,893)	(329,204)
Total Liabilities and Stockholders’ Equity	$6,172	$17,173

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023

Revenues	$—	$—	$—	$—
Operating Expenses
General and administrative	3,949	2,900	14,001	8,600
Loss from Operations	(3,949)	(2,900)	(14,001)	(8,600)

Other Income (Expense)
Interest expense – related party	(4,844)	(4,384)	(9,688)	(8,548)
Total Other Income (Expense)	(4,844)	(4,384)	(9,688)	(8,548)

Loss before income taxes	(8,793)	(7,284)	(23,689)	(17,148)
Income tax expense	—	—	—	—

Net Loss	$(8,793)	$(7,284)	$(23,689)	$(17,148)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	3,332,200	3,332,200	3,332,200	3,332,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2022	3,332,200	$3,332	$713,573	$(1,013,523)	$(296,618)
Net loss for the period ended March 31, 2023	—	—	—	(9,864)	(9,864)
Balance March 31, 2023	3,332,200	$3,332	$713,573	$(1,023,387)	$(306,482)
Net loss for the period ended June 30, 2023	—	—	—	(7,284)	(7,284)
Balance June 30, 2023	3,332,200	$3,332	$713,573	$(1,030,671)	$(313,766)

Balance December 31, 2023	3,332,200	$3,332	$713,573	$(1,046,109)	$(329,204)
Net loss for the period ended March 31, 2024	—	—	—	(14,896)	(14,896)
Balance March 31, 2024	3,332,200	$3,332	$713,573	$(1,061,005)	$(344,100)
Net loss for the period ended June 30, 2024	—	—	—	(8,793)	(8,793)
Balance June 30, 2024	3,332,200	$3,332	$713,573	$(1,069,798)	$(352,893)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30, 2024	Six months ended June 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(23,689)	$(17,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	3,000	3,000
Changes in operating assets and liabilities
Decrease in accounts payable	—	—
Increase in accrued interest – related party	9,688	8,548
Net cash used in operating activities	(11,001)	(5,600)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	—	8,200
Net cash provided by financing activities	—	8,200

Net Increase (decrease) in Cash	(11,001)	2,600
Beginning Cash Balance	17,173	873
Ending Cash Balance	$6,172	$3,473

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Notes to the Unaudited Condensed Financial Statements

June 30, 2024

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended June 30, 2024 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2023 audited financial statements as reported in its Form 10-K. The results of operations for the six-month period ended June 30, 2024 are not necessarily indicative of the operating results for the full year ended December 31, 2024.

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

During the six months ended June 30, 2024 and 2023, the Company borrowed $0 and $8,200, respectively, from a shareholder resulting in a notes payable – related party balance of $242,215 at June 30, 2024 and $242,215 at December 31, 2023. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the six months ended June 30, 2024 and 2023 was $9,688 and $8,548 respectively, resulting in accrued interest of $107,850 and $98,162 at June 30, 2024 and December 31, 2023, respectively.

During the six months ended June 30, 2024 and 2023, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $3,000 and $3,000, respectively, resulting in an accounts payable-related party of $9,000 and $6,000 at June 30, 2024 and December 31, 2023, respectively.

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

At June 30, 2024, we had cash of $6,172 compared to cash of $17,173 at December 31, 2023. Our total liabilities increased to $359,065 at June 30, 2024 from $346,377 at December 31, 2023 due to increases in accounts payable – related party, notes payable – related party and accrued interest on notes payable – related party.

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

Results of Operations

We did not record revenues in either 2024 or 2023. General and administrative expense for the six months ended June 30, 2024 (“2024 six-month period”) was $14,001 compared to $8,600 the six months ended June 30, 2023 (“2023 six-month period”). General and administrative expense for the three months ended June 30, 2024 (“2024 second quarter”) was $3,949 compared to $2,900 for the three months ended June 30, 2023 (“2023 second quarter”)

Total other expense increased to $9,688 for the 2024 six-month period compared to $8,548 for the 2023 six-month period. Total other expense increased to $4,844 for the 2024 second quarter compared to $4,384 for the 2023 second quarter. Total other expense represents interest expense related to notes payable and notes payable - related party.

Our net loss increased to $23,689 for the 2024 six-month period compared to $17,148 for the 2023 six-month period. Our net loss increased to $8,793 for the 2024 second quarter compared to $7,284 for the 2023 second quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At June 30, 2024, the Company borrowed $0 from a shareholder resulting in notes payable – related party of $242,215. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the six months ended June 30, 2024 was $9,688, resulting in accrued interest of $107,850 at June 30, 2024.

During the six months ended June 30, 2024, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $3,000, resulting in accounts payable – related party of $9,000 at June 30, 2024.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 2, 2024	PRESTIGE CAPITAL CORPORATION By: /s/ Kristin Brough Kristin Brough President and Director Principal Financial Officer

