Form 10-Q
period 2024-09-30
PRESTIGE CAPITAL CORP
filed 2024-11-21
CIK 790179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number: 000-52855

PRESTIGE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	93-0945181 (I.R.S. Employer Identification No.)
440 East 400 South, Ste 300, Salt Lake City, Utah (Address of principal executive offices)	84111 (Zip Code)
(801) 323- 2395 (Registrant’s telephone number, including area code)

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

The number of shares outstanding of the registrant’s Common Stock as of November 19,  2024 was 3,332,200.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PRESTIGE CAPITAL CORPORATION

Condensed Financial Statements

September 30, 2024

(Unaudited)

PRESTIGE CAPITAL CORPORATION

Condensed Balance Sheets

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets
Cash	$2,824	$17,173
Total Current Assets	2,824	17,173
Total Assets	$2,824	$17,173
LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current Liabilities
Accounts payable – related party	$10,500	$6,000
Accrued interest – related party	112,694	98,162
Notes payable – related party	242,215	242,215
Total Current Liabilities	365,409	346,377
Total Liabilities	365,409	346,377
Commitments and Contingencies	—	—
Stockholders' Deficit
Preferred stock - 10,000,000 shares authorized having a par value of $0.001 per share - None issued and outstanding	—	—
Common Stock - 100,000,000 shares authorized having a par value of $0.001 per share, 3,332,200 shares issued and outstanding	3,332	3,332
Additional paid in capital	713,573	713,573
Accumulated deficit	(1,079,490)	(1,046,109)
Total Stockholders' Deficit	(362,585)	(329,204)
Total Liabilities and Stockholders’ Equity	$2,824	$17,173

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Revenues	$—	$—	$—	$—
Operating Expenses
General and administrative	4,848	2,900	18,849	11,500
Loss from Operations	(4,848)	(2,900)	(18,849)	(11,500)

Other Income (Expense)
Interest expense – related party	(4,844)	(4,451)	(14,532)	(12,999)
Total Other Income (Expense)	(4,844)	(4,451)	(14,532)	(12,999)

Loss before income taxes	(9,692)	(7,351)	(33,381)	(24,499)
Income tax expense	—	—	—	—

Net Loss	$(9,692)	$(7,351)	$(33,381)	$(24,499)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	3,332,200	3,332,200	3,332,200	3,332,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2022	3,332,200	$3,332	$713,573	$(1,013,523)	$(296,618)
Net loss for the period ended March 31, 2023	—	—	—	(9,864)	(9,864)
Balance March 31, 2023	3,332,200	$3,332	$713,573	$(1,023,387)	$(306,482)
Net loss for the period ended June 30, 2023	—	—	—	(7,284)	(7,284)
Balance June 30, 2023	3,332,200	$3,332	$713,573	$(1,030,671)	$(313,766)
Net loss for the period ended September 30, 2023	—	—	—	(7,351)	(7,351)
Balance September 30, 2023	3,332,200	$3,332	$713,573	$(1,038,022)	$(321,117)

Balance December 31, 2023	3,332,200	$3,332	$713,573	$(1,046,109)	$(329,204)
Net loss for the period ended March 31, 2024	—	—	—	(14,896)	(14,896)
Balance March 31, 2024	3,332,200	$3,332	$713,573	$(1,061,005)	$(344,100)
Net loss for the period ended June 30, 2024	—	—	—	(8,793)	(8,793)
Balance June 30, 2024	3,332,200	$3,332	$713,573	$(1,069,798)	$(352,893)
Net loss for the period ended September 30, 2024	—	—	—	(9,692)	(9,692)
Balance September 30, 2024	3,332,200	$3,332	$713,573	$(1,079,490)	$(362,585)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2024	Nine months ended September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(33,381)	$(24,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party	4,500	4,500
Changes in operating assets and liabilities
Decrease in accounts payable	—	—
Increase in accrued interest – related party	14,532	12,999
Net cash used in operating activities	(14,349)	(7,000)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	—	15,700
Net cash provided by financing activities	—	15,700

Net Increase (decrease) in Cash	(14,349)	8,700
Beginning Cash Balance	17,173	873
Ending Cash Balance	$2,824	$9,573

Supplemental Disclosures
Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRESTIGE CAPITAL CORPORATION

Notes to the Unaudited Condensed Financial Statements

September 30, 2024

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended September 30, 2024, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2023, audited financial statements as reported in its Form 10-K. The results of operations for the nine-month period ended September 30, 2024, are not necessarily indicative of the operating results for the full year ended December 31, 2024.

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

During the nine months ended September 30, 2024 and 2023, a shareholder invoiced the Company $4,500 and $4,500, respectively, for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $4,500 and $4,500. As of September 30, 2024 and December 31, 2023, the Company owed the shareholder $10,500 and $6,000. respectively.

During the nine months ended September 30, 2024 and 2023, the Company borrowed $10,500 and $6,000, respectively, from a shareholder resulting in a notes payable – related party balance of $242,215 at September 30, 2024, and $242,215 at December 31, 2023. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the nine months ended September 30, 2024 and 2023, was $14,532 and $12,999, respectively, resulting in accrued interest of $112,694 and $98,162 at September 30, 2024, and December 31, 2023, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We have not recorded revenues from operations since our reactivation in 2006. The Company intends to rely upon advances or loans from management, significant stockholders or third parties to meet our cash requirements, but we have not entered into written agreements guaranteeing funds and, therefore, no one is obligated to provide funds to us in the future. These factors raise substantial doubt as to our ability to continue as a going concern. Our plan is to combine with an operating company to generate revenue.

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

Liquidity and Capital Resources

We have not recorded revenues from operations since our reactivation in 2006, and we have not established an ongoing source of revenue sufficient to cover our operating costs. We have relied upon loans and advances from related parties to fund our operations.

At September 30, 2024, we had cash of $2,824 compared to cash of $17,173 at December 31, 2023. Our total liabilities increased to $365,409 at September 30, 2024, from $346,377 at December 31, 2023, due to increases in accounts payable – related party, notes payable – related party and accrued interest on notes payable – related party.

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

During the next 12 months, we anticipate incurring additional costs related to the filing of Exchange Act reports. We believe we will be able to meet these costs through advances and loans provided by management, significant stockholders or third parties, although we do not have any commitments to secure any such loans. We may also rely on the issuance of our Common Stock in lieu of cash to convert debt or pay for expenses.

Results of Operations

We did not record revenues from operations in either 2024 or 2023. General and administrative expense for the nine months ended September 30, 2024 was $18,849 compared to $11,500 the nine months ended September 30, 2023. General and administrative expense for the three months ended September 30, 2024 was $4,848 compared to $2,900 for the three months ended September 30, 2023.

Total other expense increased to $14,532 for the September 30, 2024 Nine-Month Period compared to $12,999 for the September 30, 2023 Nine-Month Period. Total other expense increased to $4,844 for the September 30 ,2024 Third Quarter compared to $4,451 for the September 30, 2023 Third Quarter. Total other expense represents interest expense related to notes payable and notes payable - related party.

Our net loss increased to $33,381 for the September 30, 2024 Nine-Month Period compared to $24,499 for the September 30, 2023 Nine-Month Period. Our net loss increased to $9,692 for the September 30, 2024 Third Quarter compared to $7,351 for the September 30, 2023 Third Quarter. Management expects net losses to continue until we acquire or merge with a business opportunity.

Commitments and Obligations

At September 30, 2024, the Company borrowed $0 from a shareholder resulting in notes payable – related party of $242,215. These loans are due on demand and bear interest at the rate of 8%. Interest expense on the loans for the nine months ended September 30, 2024, was $14,532, resulting in accrued interest of $112,694 at September 30, 2024.

During the nine months ended September 30, 2024, a shareholder invoiced the Company for consulting, administrative and professional services and out-of-pocket costs provided or paid on behalf of the Company totaling $4,500, resulting in accounts payable – related party of $10,500 at September 30, 2024.

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

Changes to Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of our internal control over financial reporting and determined that there were no changes made in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 21, 2024	PRESTIGE CAPITAL CORPORATION By: /s/ Kristin Brough Kristin Brough President and Director Principal Financial Officer

